Form 10-Q
period 1997-10-31
INTERNATIONAL MANUFACTURING SERVICES INC
filed 1997-12-15
CIK 1018797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number 000-23097

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                 77-0393609
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                          Identification Number)

                2071 Concourse Drive, San Jose, California 95131
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 953-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No  [X]

As of October 31, 1997, 15,818,075 shares of the Registrant's Class A Common Stock, $.001 par value, and 2,509,425 shares of the Registrant's Class B Common Stock, $.001 par value, were issued and outstanding.

INTERNATIONAL MANUFACTURING SERVICES, INC.

INDEX TO FORM 10Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at April 30, 1997 and October 31,
        1997

        Condensed Consolidated Statements of Income for the three and six months ended October 31, 1997 and 1996

        Condensed Consolidated Statements of Cash Flows for the six months ended
        October 31, 1997 and 1996

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                    UNAUDITED

                                            October 31,       April 30,
                                               1997             1997
                                           ------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents               $     20,635     $       2,828
   Accounts receivable, net                      33,541            16,320
   Inventories                                   42,584            20,242
   Other current assets                           4,127             2,612
                                           ------------     -------------
         Total current assets                   100,887            42,002
   Property and equipment, net                   16,948            13,936
   Other assets                                   3,636             4,533
                                           ------------     -------------
         Total assets                      $    121,471     $      60,471
                                           ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $     40,866     $      22,928
   Accrued liabilities                           10,662             5,484
   Income tax payable                             1,295               531
   Bank borrowings                                9,500             9,000
   Current portion of long term debt                 82                79
                                           ------------     -------------
         Total current liabilities               62,405            38,022
   Long term debt                                12,613            32,660
   Deferred tax liabilities                         156               156
Stockholders' equity:
   Preferred Stock                                                      6
   Common Stock                                      18                 7
   Additional paid-in capital                    65,306            12,793
   Distributions in excess of net book          (20,608)          (20,608)
   value
   Retained earnings                              1,581            (2,565)
                                           ------------     -------------
         Total stockholders' equity              46,297           (10,367)
                                           ------------     -------------
         Total liabilities and
           stockholders' equity            $    121,471     $      60,471
                                           ============     =============

See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                  (UNAUDITED)

                                                             Three Months Ended               Six Months Ended
                                                        ---------------------------      ---------------------------
                                                        October 31,     October 31,      October 31,     October 31,
                                                           1997             1996             1997           1996
                                                        -----------     -----------      -----------     -----------
Revenues:
   Affiliates                                            $   33,995      $   20,709      $   64,228      $   46,985
   Other                                                     41,371          16,851          75,873          37,990
                                                         ----------      ----------      ----------      ----------
Total revenues                                               75,366          37,560         140,101          84,975
Cost of revenues                                             67,960          33,430         126,356          79,793
                                                         ----------      ----------      ----------      ----------
Gross profit                                                  7,406           4,130          13,745           5,182
                                                         ----------      ----------      ----------      ----------
Selling, general & administrative expenses                    3,201           1,729           5,867           3,433
Restructuring charge                                             --              --              --           3,000
                                                         ----------      ----------      ----------      ----------
   Total operating expenses                                   3,201           1,729           5,867           6,433
Operating income (loss)                                       4,205           2,401           7,878          (1,251)
   Interest expense, net                                      1,247           1,063           2,502           1,739
                                                         ----------      ----------      ----------      ----------
Income (loss) before income taxes                             2,958           1,338           5,376          (2,990)
   Provision for income taxes                                   421              --             758              --
                                                         ----------      ----------      ----------      ----------
Net income (loss)                                             2,537           1,338           4,618          (2,990)

Dividends on convertible preferred stock                        222             250             472             383
                                                         ----------      ----------      ----------      ----------
Net income (loss) available for common stockholders      $    2,315      $    1,088      $    4,146      $   (3,373)
                                                         ==========      ==========      ==========      ==========
Net income (loss) per share                              $     0.15      $     0.08      $     0.28      $    (0.19)
                                                         ==========      ==========      ==========      ==========
Shares used to compute net income (loss) per share           16,679          16,108          16,679          16,108
                                                         ==========      ==========      ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    UNAUDITED

                                                                     Six Months Ended
                                                               ---------------------------
                                                               October 31,     October 31,
                                                                  1997             1996
                                                               -----------     -----------
Cash flows from operating activities:
    Net income (loss)                                          $    4,618       $   (2,990)
    Adjustments to reconcile net income to net
    cash provided by (used) in operating activities:
      Depreciation and amortization                                 4,142            3,164
      Forgiveness of note receivable                                                   111
      Changes in assets and liabilities:
      Accounts receivable                                         (13,485)          10,585
      Accounts receivable from Maxtor and affiliates               (4,846)             889
      Inventories                                                 (22,342)           3,670
      Other current assets                                           (405)            (744)
      Other assets                                                    227           (1,398)
      Accounts payable                                             18,082           (9,469)
      Accounts payable to Maxtor                                     (144)          (4,673)
      Accrued liabilities                                           5,207            2,224
      Income taxes payable                                            764              (60)
                                                               ----------       ----------
      Net cash provided by (used in) operating activities          (8,182)           1,309
                                                               ----------       ----------
Cash flows from investing activities:
      Purchase of property and equipment, net                      (6,484)          (1,198)
                                                               ----------       ----------
      Net cash used in investing activities                        (6,484)          (1,198)
                                                               ----------       ----------
Cash flows from financing activities:
      Borrowings (repayments) under line of credit                    500            2,000
      Proceeds from issuance of notes                                               12,500
      Proceeds from issuance of convertible preferred
        stock                                                                        9,536
      Recapitalization and distributions to Maxtor                                 (24,998)
      Principal payments on debt and capital lease
        obligations                                               (20,040)            (502)
      Payment of dividends                                           (500)            (297)
      Proceeds from issuance of common stock                       52,513            2,424
                                                               ----------       ----------
      Net cash provided by financing activities                    32,473              663
                                                               ----------       ----------
Net change in cash and cash equivalents                            17,807              774
Cash and cash equivalents at beginning of period                    2,828              975
                                                               ==========       ==========
Cash and cash equivalents at end of period                     $   20,635       $    1,749
                                                               ==========       ==========

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL MANUFACTURING SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

        The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosure included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended April 30, 1997, included in the Company's Registration Statement on Form S-1 (SEC File No. 333-34557) filed with the SEC in connection with the Company's initial public offering.

2.   INVENTORIES

Inventories consisted of (in thousands):

                                              October 31,          April 30,
                                                 1997                 1997
                                              -----------          ---------
Raw materials                                   $34,234              $17,675
Work-in-process                                   4,769                2,359
Finished Goods                                    3,581                  208
                                                -------              -------
Total                                           $42,584              $20,242
                                                =======              =======

3.   INITIAL PUBLIC OFFERING

        In October 1997, the Company completed its initial public offering and issued 5,000,000 shares of its common stock to the public at a price of $11.50 per share. The Company received cash of approximately $52.5million, net of underwriting discounts and commissions and estimated offering expenses. Upon the closing of the initial public offering, all outstanding shares of the Company's then outstanding Convertible Preferred Stock were automatically converted into shares of common stock.

4.   INCOME TAXES

        The effective tax rate for the six months ended October 31, 1997 was 14%. This rate is based on the Company's estimation of the expected geographical mix of its fiscal 1998 income.

5.   NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options (using the "treasury stock" method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, convertible preferred stock and warrants (using the "if converted" method) and common equivalent shares (using the "treasury stock" method and the initial public offering price) issued in conjunction with and subsequent to the Recapitalization of the Company have been included in the computation as if they were outstanding for all periods for which net income
(loss) per share data has been presented.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's period ending January 31, 1998. The Statement adjusts the calculation of earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three and six months ended October 31, 1997 and October 31, 1996, respectively, the Company's pro forma earnings (loss) per share would have been as follows:

                                       Three Months Ended              Six Months Ended
                                   ---------------------------    --------------------------
                                   October 31,     October 31,    October 31,     October 31,
                                      1997            1996           1997            1996
                                   -----------     -----------    -----------     ----------
Basic income (loss) per share      $      0.18     $      0.10    $      0.33     $    (0.22)
Diluted income (loss) per share           0.15            0.08           0.28          (0.19)

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS
130) and No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). The company does not believe that FAS 130 and 131 will have any material impact on its financial reporting requirements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report of Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations as to future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Operating Results" below and elsewhere in the Form 10-Q. A more detailed discussion of risks faced by the Company is set forth in the Company's Registration Statement on Form S-1 (SEC File No. 333-34557) filed with the SEC in connection with the Company's initial public offering.

OVERVIEW

        International Manufacturing Services, Inc. provides product design, prototyping, printed circuit board assembly, final system assembly, materials procurement, inventory management, testing, packaging, distribution and depot repair services to original equipment manufacturers in the electronics industry.

        The Company's Hong Kong operations, which commenced business in 1983, were acquired in 1990 by Maxtor Corporation ("Maxtor"), a manufacturer of hard disk drives, along with other manufacturing operations and assets. International Manufacturing Services, Inc. was formed in November 1994 as a wholly-owned subsidiary of Maxtor. In June 1996 the Company was recapitalized as an independent company.

        In this regard, the Company redeemed approximately 76.5% of Maxtor's share ownership with a combination of $25.0 million cash, $20.0 million principal senior subordinated notes (the "Maxtor Notes") and a warrant for 300,000 shares of Class A Common Stock. The Company raised the cash portion of the redemption price by issuing to a group of investors a combination of Common Stock, Preferred Stock and junior subordinated notes. The redemption and share transactions are hereafter referred to as the "Recapitalization". For accounting purposes, the redemption of Maxtor's share in ownership was treated as a recapitalization and, accordingly, no change in the accounting basis of the Company's assets was made. After the closing of the Company's initial public offering in October, 1997, the Company repaid the Maxtor Notes and the warrant was automatically terminated in accordance with its terms.

        Prior to fiscal 1996, substantially all the Company's revenues were derived from sales to Maxtor. In connection with the Recapitalization, Maxtor agreed to purchase from the Company certain quarterly minimum quantities of products through June 1999, provided that the Company continues to be competitive on the bases of price and quality. Over the last two fiscal years, the Company has evolved from being a captive EMS provider to Maxtor to an independent EMS provider serving 15 additional customers. These customers collectively represented approximately 56.0% of total revenues for the six months ended October 31, 1997. The Company typically enters into manufacturing contracts with each of its customers, but has no long-term volume purchase commitments from any customer other than Maxtor. The Company remains dependent upon a relatively small number of customers for a significant percentage of its revenues. For fiscal 1996 and 1997, and the six months ended October 31, 1997, Maxtor accounted for approximately 83.1%, 48.6% and 44.0 % of total revenues, respectively, and Bay Networks accounted for approximately 1.6%, 31.3% and 42.0% of total revenues, respectively.

        During fiscal 1997, the Company took significant steps to expand its manufacturing operations and to broaden the range of the manufacturing services it provides. As part of its strategy to locate operations in low cost regions, the Company transferred its Hong Kong manufacturing operations to China while retaining its component procurement and regional administrative functions in Hong Kong. In connection with the relocation, the Company recorded a charge of $3.0 million associated with employee severance and excess facilities costs. The Company also expanded its manufacturing facilities in Thailand from 41,000 square feet to 93,000 square feet. In January 1997, the Company acquired the assets of Pentagon Systems, a design and prototype production company, for $4.4 million cash, 450,000 shares of Class A Common Stock and assumed certain liabilities. The Company recorded goodwill of

$3.4 million in connection with the acquisition, which is being amortized over seven years on a straight line basis. In May 1997, the Company commenced manufacturing operations in San Jose, California.

        The Company has chosen to locate its manufacturing facilities in certain countries in Asia to improve operational efficiencies and to take advantage of generally lower income tax rates and the availability of tax incentives extended to encourage foreign investment. The Company has operating subsidiaries located in foreign countries, some of which enjoy multiple year tax holidays. As a result, the Company estimates its effective tax rate for fiscal 1998 to be approximately 14.0%.

        The extent to which revenues are generated on a turnkey or consignment basis has a significant effect on the level of the Company's total revenues and gross margins. For revenues generated on a turnkey basis, the Company procures all materials used to manufacture the customer's product, which results in higher revenue per unit. For revenues generated on a consignment basis, the customer procures the materials and provides them to the Company at no charge. As a result, revenues from turnkey manufacturing tend to be higher and gross margins tend to be lower than revenues and margins generated from consignment manufacturing. The Company's total revenues and overall gross margin may fluctuate significantly from period to period depending upon the mix of revenues derived from turnkey and consignment manufacturing. Moreover, the Company's agreement with Maxtor permits Maxtor to consign component parts to the Company from time to time. The Company believes that Maxtor and other customers consider various factors in choosing to allocate procurement responsibility to the Company, including their relationships with key component suppliers and their ability to obtain components at lower prices than obtainable by the Company. Because none of the Company's customers, including Maxtor, is committed over the long term to any particular manufacturing basis, the Company is unable to predict the mix of revenues derived from turnkey and consignment manufacturing for any future period.

        In October 1997, the Company completed its initial public offering and issued 5,000,000 shares of its Class A Common Stock to the public at a price of $11.50 per share and received cash of approximately $52.5 million, net of underwriting discounts and commissions and estimated expenses.

RESULTS OF OPERATION

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues.

                                             Three Months Ended                  Six Months Ended
                                         ---------------------------       ---------------------------
                                         October 31,     October 31,       October 31,     October 31,
                                            1997             1996             1997             1996
                                         -----------     -----------       -----------     -----------
Revenues:
    Affiliates                                45.1%            55.1%            45.8%            55.3%
    Other                                     54.9             44.9             54.2             44.7
                                          --------         --------         --------         --------
Total revenues                               100.0            100.0            100.0            100.0
Cost of revenues                              90.2             89.0             90.2             93.9
                                          --------         --------         --------         --------
Gross profit                                   9.8             11.0              9.8              6.1
                                          --------         --------         --------         --------
Selling, general & administrative              4.2              4.6              4.2              4.0
expenses
Restructuring charge                            --               --               --              3.6
                                          --------         --------         --------         --------
    Total operating expenses                   4.2              4.6              4.2              7.6
Operating income (loss)                        5.6              6.4              5.6             (1.5)
    Interest expense, net                      1.7              2.8              1.8              2.0
                                          --------         --------         --------         --------
Income (loss) before income taxes              3.9              3.6              3.8             (3.5)
    Provision for income taxes                 0.6               --              0.5               --
                                          --------         --------         --------         --------
Net income (loss)                              3.3              3.6              3.3             (3.5)
                                          ========         ========         ========         ========

Total Revenues

        Total revenues increased 100.6% from $37.6 million for the three months ended October 31, 1996 to $75.4 million for the three months ended October 31, 1997. Total revenues increased 64.9% from $85.0 million for the six months ended October 31, 1996 to $140.1 million for the six months ended October 31, 1997. The increase in total revenues for the three and six month periods was primarily due to an increase in the volume of units shipped to Maxtor, Bay Networks and to a lesser extent, new customers in the data communications and telecommunications industries. Additionally, revenues were affected by a favorable mix of revenues derived from sales made on a turnkey basis and the addition of revenue derived from design services.

        The Company's largest customers during both the three and six month periods ending October 31, 1997 were Maxtor and Bay Networks, Inc. Sales to Maxtor for the three and six months ending October 31,1997 accounted for approximately 43.0% and 44.0%, respectively of total revenues. Sales to Bay Networks Inc. for the three months and six months ended October 31, 1997 were 43.0% and 42.0% of total revenues respectively.

Gross Profit

        Gross profit for the three months ended October 31, 1997 increased to $7.4 million from $4.1 million for the three months ended October 31, 1996. Gross margin (gross profit as a percentage of total revenues) decreased to 9.8% from 11.0% for the same periods. The reduction in gross margin in the three months ended October 31, 1997 was primarily attributed to an increase in turnkey revenue, which typically generates lower margins, offset in part by a reduction in certain labor and overhead expenses resulting from the devaluation of the Thai baht. Gross profit for six months ended October 31, 1997 increased to $13.7 million from $5.2 million for the six months ended October 31, 1996. Gross margin increased to 9.8% from 6.1% for the same periods. Gross profit and gross margin for the six months ended October 31, 1996 were adversely affected by a $2.0 million inventory charge associated with a financially troubled customer's cancellation of orders. Increases in gross profit and gross margin for the six months ended October 31, 1997 were attributable to direct labor savings of approximately $3.6 million resulting from the relocation of the Company's Hong Kong manufacturing facility to China, where direct labor hourly rates are significantly lower than in Hong Kong and the higher utilization rate of the Company's manufacturing facilities.

This effect, however, was partially offset by associated reductions in selling prices, as the Company passed through certain cost savings to its customers.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 85.1% from $1.7 million for the three months ended October 31, 1996 to $3.2 million for the three months ended October 31, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 4.2% for the three months ended October 31, 1997from 4.6% for the three months ended October 31, 1996 . Selling, general and administrative expenses increased 70.9% from $3.4 million for the six months ended October 31, 1996to $5.9 million for the six months ended October 31, 1997 and increased as a percentage of total revenues from 4.0% for the six months ended October 31, 1996 to 4.2% for the six months ended October 31, 1997. The increase in absolute dollars for the three months ended October 31, 1997 and the six months ended October 31, 1997 was the result of increased personnel costs and marketing expenses of approximately $300,000 and $724,000, respectively, to support new customer development, the inclusion of approximately $375,000and $695,000, respectively, of expenses attributable to the acquisition of Pentagon Systems and, to a lesser extent, increased administrative expenses associated with a new manufacturing facility in China and expanded operations in Thailand.

Net Interest Expense

        Net interest expense increased from $1.1 million in the three months ended October 31, 1996 to $1.2 million in the three months ended October 31, 1997 and increased from $1.7 million in the six months ended October 31, 1996 to $2.5 million for the six months ended October 31, 1997. The increases in net interest expense during the three and six months ended October 31, 1997 were primarily due to an increased level of borrowings outstanding during the same periods and, to a lesser extent, a slightly higher interest rate applicable to these higher levels of borrowings.

Provision for Income Taxes

        The Company's income tax provision for the three months and six months ended October 31, 1997 was computed using an effective tax rate of 14.0%. This rate is based upon the Company's estimation of its geographic distribution of income for fiscal 1998. This rate is lower than the United States Federal statutory rate of 35.0% due primarily to the fact that income generated by foreign operations is subject to lower or no foreign income taxes. No income tax provision was made for the three and six months ended October 31, 1996 due to the fact that the Company was in a loss position for these periods.


LIQUIDITY AND CAPITAL RESOURCES

        Prior to June 1996, the Company was a wholly-owned subsidiary of Maxtor and funded its operations through cash provided by operations and intercompany financing provided by Maxtor. Since the Recapitalization in June 1996 but prior to its October 1997 initial public offering ("IPO"), the Company funded its working capital needs and capital expenditures through borrowings under its credit facility and cash provided by operations. At October 31, 1997, the Company's principal sources of liquidity consisted of net proceeds from the IPO, borrowings under its credit facility and cash provided by operations.

        During the six months ended October 31, 1997 $8.2 million of cash was consumed by operating activities. During the six months ended October 31, 1996 $1.3 million of cash was generated by operations. The use of cash from operations in the six months ended October 31, 1997 was primarily attributable to growth in accounts receivable and inventory balances.

        Cash used in investing activities for the six months ended October 31, 1997 and the six months ended October 31, 1996 was $6.5 million and $1.2 million respectively. The investing activity in both periods was related primarily to the purchase of capital equipment for expansion and upgrading of manufacturing operations.

        During the six months ended October 31, 1997, the Company generated $32.5 million from financing activities. This includes $52.5 million of net proceeds from the issuance of Class A Common Stock in the IPO offset in part by a repayment of $20 million of subordinated debt owed to Maxtor. During the six months ended October 1996, the Company generated $0.7 million from financing activities including $12.0 million in net proceeds from the sale of Common Stock and Preferred Stock, $12.5 million from issuance of 12.0% junior subordinated notes, and $2.0 million from borrowings under the line of credit.
Approximately $25.0 million of these amounts was used to redeem a portion of Maxtor's share ownership in the Company.

         The Company has a committed line of credit with Chase Manhattan Bank, that subject to certain limitations, provides up to $22.0 million of borrowing capacity to fund working capital and capital expenditures. At October 31, 1997, borrowings under the line of credit were $9.5 million compared to $9.0 million at April 30, 1997. Additional borrowings of $12.5 million were available under this line of credit at October 31, 1997. At October 31, 1997 the effective interest rate under the line of credit was approximately 7.9%. The line of credit requires that the Company maintain compliance with certain financial minimums, including with respect to earnings before income interest expense, income tax, depreciation and amortization ("EBITDA"), and certain financial ratios, including EBITDA to interest expense, EBITDA less capital expenditures to interest expense, and total debt to EBITDA. The line of credit also imposes certain restrictions, including limits on amounts attributable to capital leases, performance bonds, permitted investments, dividends, employee loans, amendments to certain existing agreements and instruments, prepayments of other indebtedness, and capital expenditures. As of October 31, 1997, the Company was in compliance with all such financial covenants and restrictions.

        The Company's future liquidity and cash requirements will depend upon many factors, including the level of its operations, the degree and pace of expansion or acquisition of facilities and adoption of new manufacturing technology, and the mix of revenues derived from consignment and turnkey operations. The Company anticipates that its planned purchases of capital equipment for fiscal 1998 will aggregate expenditures of approximately $17.0 million, of which approximately $6.6 million have been made as of October 31, 1997. The Company believes that its existing cash balances, cash generated from operations, and funds available under its line of credit or alternate financings, if available to the Company, will be sufficient to fund its currently anticipated working capital, capital expenditure and debt service requirements for the next twelve months. Nonetheless, in the event that the Company experiences significant continued growth, the Company may need to finance such growth and any corresponding working capital needs, with additional public and private offerings of debt or equity. There can be no assurance as to the availability of such financing or, if available, the terms thereof.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        In addition to the other information in this Form 10Q, the following are important factors that should be carefully considered in evaluating the Company and its business.

Short Period of Independent Operations; No Assurance of Future Profitability

        The Company's Hong Kong operations, which commenced business in 1983, were acquired in 1990 by Maxtor, a manufacturer of hard disk drives, along with other manufacturing operations and assets. International Manufacturing Services, Inc. was formed in November 1994 as a wholly-owned subsidiary of Maxtor. In June 1996, the Company was recapitalized as an independent company. Through December 1996, the Company was dependent upon Maxtor for certain financial and administrative services. The Company has limited experience operating as an independent entity, and there can be no assurance that it will be able to operate effectively as an independent company. The Company only began implementing independent financial and consolidated reporting systems and procedures in June 1996. The Company believes that continued enhancements in financial, management and operational information systems will be needed to manage any expansion of the Company's operations. The failure to implement such enhancements could have a material adverse effect upon the Company's business, financial condition and operating results.

        The Company's limited history of operations as an independent entity make reliable predictions of future operating results difficult. In particular, the Company's performance to date should not be considered indicative of future results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain growth or profitability on an annual or quarterly basis.

Variability of Operating Results

        The primary factors affecting the Company's annual and quarterly operating results are: timing of customer orders; price competition; volume of orders received relative to the Company's capacity; announcements, introductions and market acceptance of a customer's new products; evolution in the life cycles of customer products; timing of expenditures in anticipation of future customer orders; effectiveness in managing manufacturing processes; changes in cost and availability of labor and components; fluctuations in material costs; the mix of material costs relative to labor and manufacturing overhead costs; and the mix of revenues derived from consignment and turnkey manufacturing (consignment manufacturing, where the customer procures materials, tends to result in higher gross margins but lower revenues, and turnkey manufacturing, where the Company procures materials, tends to result in lower gross margins but higher revenues). Other factors affecting operating results include the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company in managing inventories and fixed assets, and customer product delivery requirements. An adverse change in any one of these factors or a combination thereof could have a material adverse effect on the Company's future business, financial condition or results of operations.

        The Company has no long-term volume purchase commitments from any customer other than Maxtor. From time to time, the Company may procure materials without a customer purchase commitment. The Company must continually make other significant decisions based on estimates of future conditions, including the level of business that it will accept, production schedules, personnel needs and other resource requirements. A variety of conditions, however, both specific to particular customers and generally affecting the market segments served by the Company, may cause customers to cancel, reduce or delay orders. The level and timing of a customer's orders may vary due to a number of factors including product design changes, the customer's attempts to balance its inventory, changes in the customer's manufacturing strategy, acquisitions of or consolidations among customers, and variations in demand for the customer's products. Most of the Company's customers typically do not commit to firm delivery dates more than one quarter in advance. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, anticipated orders from several of the Company's customers have failed to materialize or have been deferred in certain cases. On other occasions, customers have required rapid increases in production which have placed a significant burden on the Company's resources. Such customer order fluctuations and deferrals have had a material adverse effect on the Company's results of operations in the past, and there can be no assurance that the Company will not experience such effects in the future. In addition, the Company's customers have the ability to request that manufacturing be performed on a consignment, turnkey or partial turnkey basis, which can cause significant fluctuations in the Company's revenues and gross margins.

        The Company's business has experienced and is expected to continue to experience significant seasonality due, among other things, to the slowdown during the summer months which historically has occurred in the electronics industry. In addition, the market segments served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company occasionally experiences constraints in production capacity around national holidays in Thailand and China. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in variations in the price of the Class A Common Stock. In future periods, the Company's total revenues or results of operations may be below the expectations of public market analysts and investors; in such event, the price of the Class A Common Stock would likely be materially adversely affected.

Customer Concentration; Dependence on Certain Industries

        For fiscal 1996 and fiscal 1997, and for the six months ended October 31, 1997, Maxtor accounted for approximately 83.1%, 48.6% and 44.0% of total revenues, respectively, and Bay Networks, Inc. ("Bay Networks") accounted for approximately 1.6%, 31.3% and 42.0% of the Company's total revenues, respectively. For fiscal 1996, Diamond Multimedia Systems, Inc. ("Diamond Multimedia") accounted for approximately 12.8% of total revenues. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its total revenues. There can be no assurance that the Company's principal customers will continue to purchase services from the Company at current levels, or at all. In the past, certain of the Company's customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the manufacturing services ordered from the Company. Significant reductions in sales to any of the Company's principal customers, or the loss of any one or more major customers, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has no long-term volume purchase commitments from any customers other than Maxtor. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are accentuated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. Accordingly, the Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the computer peripherals, data communications and telecommunication markets. The disk drive industry is cyclical and has historically experienced periods of oversupply and varying growth rates resulting in reduced demand and pricing pressures on disk drives. Any factors adversely affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations.

Maxtor Corporation- Business Risks; Affiliation

        Maxtor is a wholly-owned subsidiary of Hyundai Electronics America and historically has been the Company's largest customer. Maxtor develops, manufactures and markets hard disk drive storage products for personal computer systems. Maxtor's business depends in large part upon its ability to continue to develop and market new hard disk drive products successfully. Any adverse developments affecting Maxtor could adversely affect its demand for the Company's services. Maxtor has experienced losses in each of the past five fiscal years. During the first half of fiscal 1997, orders from Maxtor were reduced significantly below what the Company expected, and the Company's operating results were adversely affected. The loss of Maxtor's sales volume or a significant portion thereof would have a material adverse effect on the Company's business, financial condition and results of operations.

        Maxtor is contractually entitled to one representative on the Company's Board of Directors. Although Maxtor and the Company have separate managements and boards of directors, Maxtor is a major customer of the Company, a major shareholder, and an executive officer of Maxtor is a member of the Company's board of directors. This creates the risk that the Company may give preference to Maxtor over other customers in the allocation of components in short supply or production capacity or in the pricing of manufacturing services. Concern over such risks could affect the willingness of customers and potential customers of the Company to conduct business with the Company. In an attempt to reduce potential pricing and other conflicts, in June 1996, the Company and Maxtor executed a three-year- manufacturing services agreement (the "Manufacturing Agreement"), the terms of which the Company believes are no less favorable to the Company and no more favorable to Maxtor than arrangements that either company could negotiate with others in an arm's-length transaction. Pursuant to the Manufacturing Agreement, the Company has agreed to provide certain products and services to Maxtor at competitive prices per unit. In addition, Maxtor has agreed to place purchase orders for the Company's manufacture of such products in accordance with certain minimum quarterly volume purchase commitments, which commitments decrease upon each twelve month anniversary of the effective date of the Manufacturing Agreement. Maxtor's commitment to place purchase orders for the Company's manufacture of products is conditioned upon the Company's providing products competitive in both price and quality with alternative suppliers of Maxtor. In the event that Maxtor determines that the products the Company manufactures are not price or quality competitive, and the Company fails within a specified time period to become competitive in price or quality, then Maxtor's quarterly volume purchase commitments shall be reduced to the extent that products are not price or quality competitive. In addition, Maxtor has a second source supplier of services provided by the Company. Conflicts of interest could arise, however, notwithstanding such agreement or upon its termination or renegotiation.

Limited Availability of Materials

        A significant portion of the Company's total revenues is derived from turnkey manufacturing, in which the Company performs both materials procurement and assembly services and bears the risk of materials price increases. Almost all products manufactured by the Company require one or more materials that are ordered from single or sole sources. Some of these materials are allocated by such single or sole sources in response to supply shortages. In some cases, supply shortages may substantially curtail the Company's production of all assemblies using that component. Further, at various times there have been industry wide shortages of electronic components, particularly DRAMs, memory modules, logic devices, microprocessors, specialized capacitors, crystals, ASICs and other integrated circuits. From time to time, the Company has experienced supply shortages with respect to various types of these components, although such shortages have not had a material adverse effect on the Company's operating results. Nonetheless, materials shortages in the future could result in manufacturing and shipping delays or price increases, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Competition

        The electronics assembly and manufacturing industry is intensely competitive and includes numerous local, national and international companies, a number of which have achieved substantial market share. The Company believes that the primary competitive factors in its targeted markets are cost, manufacturing technology, product quality, responsiveness and flexibility, the range of services provided and the location of facilities. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Failure to satisfy any of the foregoing requirements could materially and adversely affect the Company's competitive position. The Company competes against numerous domestic and foreign manufacturers, including Flextronics International Ltd., Jabil Circuits, Inc., Sanmina Corporation, SCI Systems, Inc. ("SCI") and Solectron Corporation, as well as certain large Asia entities. The Company also faces indirect competition from the manufacturing operations of its current and prospective customers, which continually evaluate the merits of manufacturing products internally rather than using the services of EMS providers. Many of the Company's competitors have more geographically diversified international operations, as well as substantially greater manufacturing, financial, volume procurement, research and development, and marketing resources than the Company. In recent years, the EMS industry has attracted new entrants, including large OEMs with excess manufacturing capacity, and many existing participants have substantially expanded their manufacturing capacity by expanding their facilities and adding new facilities through both internal expansion and acquisitions. In the event of a decrease in overall demand for EMS services, this increased capacity could result in substantial pricing pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

Future Capital Needs

        The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures including investments in management information systems, working capital and debt service. The Company has added significant manufacturing capacity and increased capital expenditures over the past year. It has relocated its Hong Kong manufacturing facilities to China, expanded its facilities in Thailand, established a manufacturing facility in San Jose and, through the acquisition of Pentagon Systems established a design and prototype production operation in San Jose. The Company also continues to invest in manufacturing equipment and management information systems. The Company anticipates that its capital expenditures will continue to increase as the Company expands its facilities in Asia, invests in necessary equipment to continue new product production, and continues to invest in new technologies and equipment to increase the performance and the cost efficiency of its manufacturing operations. Upon completion of its initial public offering the Company has limited cash resources and significant future obligations and expects that it will require additional capital to support future growth, if any. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital expenditures and facilities expansion which could materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company's need to raise additional capital through the issuance of equity securities may result in additional dilution to earnings per share.

Risks Of International Operations

        Substantially all of the Company's manufacturing operations are located in Thailand and China. The distance between Asia and the United States creates logistical barriers, and the Company's success depends in part on its ability to convince OEMs in the United States that the advantages of the Company's Asia-based manufacturing facilities outweigh any perceived inconvenience or uncertainty of overseas manufacturing.

        The Company may be affected by economic and political conditions in each of the countries in which it operates and certain other risks of doing business abroad, including import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable, the burdens and cost of compliance with a variety of foreign laws, and, in certain parts of the world, political instability. For example, the Company could be adversely affected if the current policies encouraging foreign investments or foreign trade by Thailand and China were to be abandoned. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences, which are reviewed periodically by the United States government. In the past, United States government officials have discussed the possible refusal of the United States to extend China's "most favored nation" status. Changes in policies by the United States or foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, hostility toward United States-owned operations, limitations on imports or exports, or the expropriation of private enterprises, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

        The Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China and Thailand. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Moreover, despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign operations in China. While Thailand has a longer history of promoting foreign investments than China, Thailand has recently experienced economic turmoil and a significant devaluation of the Thai currency. There can be no assurance that this period of economic turmoil will not result in the reversal of current policies encouraging foreign investment and trade, restrictions on the transfer of funds overseas, employee turnover, labor unrest or other domestic Thai economic problems that could adversely affect the Company. To date, economic problems in Thailand have not had an adverse impact on the Company's business, financial condition or results of operations, but there can be no assurance that there will not be such an impact in the future.

Risk of Increased Taxes

        The Company has structured its global operations to take advantage of the generally lower statutory income tax rates in Asian countries and certain tax holidays in China and Thailand that have been extended to encourage foreign investment. As part of this structure, the Company renders certain technical and administrative services on behalf of its Asia subsidiaries in the United States. If tax rates were to rise, if the Company's tax holidays were not renewed or if tax authorities were to challenge successfully the adequacy of the amounts paid to the Company for these services or generally the manner in which profits are recognized and allocated among the Company and its subsidiaries, the Company's taxes would increase and its business, financial condition, results of operations or cash flow could be materially adversely affected. The Company believes that profits from its operations in Asia are not sufficiently connected to the United States to give rise to United States taxation, but there can be no assurance that United States tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. In certain circumstances, United States tax law requires a United States parent corporation to recognize as current income profits earned by its foreign subsidiaries. The Company believes that, except for certain passive income which is not expected to be material in amount, these laws should not be applicable to the subsidiaries activities and income, but there can be no assurance that United States tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. If the Company's profits from its Asia operations become subject to United States income taxes, the Company's taxes could increase, and its results of operations and cash flow could be materially adversely affected. The expansion by the Company of its operations in the United States may also increase its effective tax rate. The current maximum United States federal income tax rate is 35.0%; the Company currently expects its effective income tax rate for fiscal 1998 to be approximately 14%.

Currency Fluctuations

           While the Company transacts business predominately in United States dollars, and substantially all of its revenues are collected in United States dollars, a portion of the Company's costs are denominated in other currencies, such as the Thai baht, the Hong Kong dollar and the Chinese renminbi. As a result, changes in the relation of these and other currencies to the United States dollar will affect the Company's costs of goods sold and operating expenses and could result in exchange losses. To date, the recent economic problems in Thailand, including the devaluation of the Thai baht, have not had an adverse impact on the Company's business, financial condition or results of operations, but there can be no assurance that there will not be such an impact in the future. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. From time to time the Company has engaged in, and may continue to engage in, exchange rate hedging activities, although to date such hedging activities have not been material. There can be no assurance that any hedging techniques implemented by the Company will be successful.

Management of Growth and Expanded Operations

        During fiscal 1997 and through the six months ended October 31, 1997, the Company experienced a period of rapid expansion through both internal growth and acquisition. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop additional executive officers and hire qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

        New operations, whether foreign or domestic, can require significant start-up costs and capital expenditures. In the event that the Company continues to expand its domestic or international operations, there can be no assurance the Company will be successful in generating revenue to recover start-up and operating costs.

Dependence on Key Personnel

        The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The Company's business will also depend upon its ability to continue to attract and retain qualified employees. Although the Company has been successful in retaining key managerial and technical employees to date, the loss of services of certain key employees, in particular any of its three executive officers, could have a material adverse effect on the Company's business, financial condition or results of operations. None of the Company's key employees is party to an agreement that provides the Company with assurance as to his or her continued employment. Moreover, the Company does not maintain key-man life insurance on any of its personnel.

Risks Associated with Acquisitions

        The Company's business strategy includes the expansion of its business and manufacturing capabilities, including through acquisitions. Although the Company is not currently contemplating any material acquisition or reviewing any particular opportunity, the Company occasionally reviews various acquisition prospects, including companies or manufacturing process technologies complementary to the Company's business.

        Acquisitions involve numerous risks, including: difficulties in the assimilation of the operations, products, personnel and cultures of the acquired companies; the ability to manage geographically remote units effectively; the diversion of management attention from other day-to-day business concerns; difficulties entering markets in which the Company has limited or no direct experience; and the potential loss of key employees of the acquired companies. In addition, acquisitions may result in dilutive issuances of equity securities; incurrence of additional debt; reduction of existing cash balances; amortization expenses related to goodwill and other intangible assets; and other charges to operations that may have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, there can be no assurance that any equity or debt financings proposed in connection with any acquisition would be available to the Company on acceptable terms, or at all, if suitable strategic acquisition opportunities were to arise. Although the Company expects to analyze any opportunity before committing its resources, there can be no assurance that any acquisition that is completed will result in long-term benefits to the Company or that it will be able to manage the resulting business effectively.

Technological Change and Process Development

        The markets in which the Company's customers compete are characterized by rapid technological change, evolving industry standards and frequent product introductions and enhancements. The Company is continually evaluating the advantages and feasibility of new manufacturing processes. The Company believes that its future success will depend upon its ability to deliver manufacturing services which meet changing customer needs and to successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. There can be no assurance that the Company will be successful in these efforts.

Concentration of Stock Ownership

        Upon completion of the IPO, the current directors and executive officers of the Company and their respective affiliates beneficially owned in the aggregate approximately 72.3% of the Company's outstanding shares of Common Stock (including shares issuable pursuant to stock options which may be exercised within 60 days of July 31, 1997). As a result, such persons, acting together, would have the ability to approve or disapprove significant corporate transactions. In addition, upon the closing of the IPO, the Board of Directors had the authority to issue up to 10,000,000 shares of undesignated preferred stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated preferred stock, and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The concentration of ownership and the issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

INTERNATIONAL MANUFACTURING SERVICES, INC.

Part II.  OTHER INFORMATION

Item 1:   Legal Proceedings

          None

Item 2:   Changes in Securities

          None

Item 3:   Defaults upon Senior Securities

          None

Item 4:   Submission of Matters to Vote of Security Holders

          None

Item 5:   Other Information

          None

Item 6:   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed as part of this report

          11.1 Computation of Net Income(Loss) Per Share

          (b) The registrant did not file any reports on Form 8-K during the quarter ended October 31, 1997.

INTERNATIONAL MANUFACTURING SERVICES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:_____________                 INTERNATIONAL MANUFACTURING SERVICES, INC.
                                   (Registrant)


                                   By:
                                       Nathan Kawaye
                                       Senior Vice President,
                                          Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBITS
 -------      -----------------------
   11.1       Computation of Net Income (Loss) Per Share

   27.1       Financial Data Schedule