Form 10-Q
period 1998-01-31
INTERNATIONAL MANUFACTURING SERVICES INC
filed 1998-03-16
CIK 1018797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 1998

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

Yes   X        No
    -----         -----

As of January 31, 1998, 15,818,075 shares of the Registrant's Class A Common Stock, $.001 par value, and 2,509,425 shares of the Registrant's Class B Common Stock, $.001 par value, were issued and outstanding.

INTERNATIONAL MANUFACTURING SERVICES, INC.

INDEX TO FORM 10Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at April 30, 1997 and January 31, 1998

        Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 1998 and 1997

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                    UNAUDITED

                                                    January 31,     April 30,
                                                       1998            1997
ASSETS
Current assets:
    Cash and cash equivalents                       $   5,161      $   2,828
    Accounts receivable, net                           34,230         16,320
    Inventories                                        38,248         20,242
    Other current assets                                3,105          2,612
                                                    ---------      ---------
           Total current assets                        80,744         42,002
Property and equipment, net                            20,263         13,936
Other assets                                            3,560          4,533
                                                    ---------      ---------
           Total assets                             $ 104,567      $  60,471
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                $  31,594      $  22,928
    Accrued liabilities                                 8,803          5,484
    Income tax payable                                  1,830            531
    Bank borrowings                                      --            9,000
    Current portion of long term debts                     84             79
                                                    ---------      ---------
           Total current liabilities                   42,311         38,022
Long term debt                                         12,587         32,660
Deferred tax liabilities                                  156            156
Stockholders' equity (deficit):
    Preferred Stock                                      --                6
    Common Stock                                           18              7
    Additional paid-in capital                         65,219         12,793
    Distributions in excess of net book value         (20,608)       (20,608)
    Retained earnings (Accumulated deficit)             4,884         (2,565)
                                                    ---------      ---------
           Total stockholders' equity (deficit)        49,513        (10,367)
                                                    ---------      ---------
           Total liabilities and stockholders'
            equity                                  $ 104,567      $  60,471
                                                    =========      =========



See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (UNAUDITED)

                                                        Three Months Ended         Nine Months Ended
                                                    January 31,    January 31,  January 31,   January 31,
                                                        1998          1997         1998           1997
Revenues:
    Affiliates                                       $  36,037     $  18,806     $ 100,265     $  65,791
    Other                                               49,198        20,222       125,071        58,212
                                                     ---------     ---------     ---------     ---------
Total revenues                                          85,235        39,028       225,336       124,003
Cost of revenues                                        77,599        34,841       203,955       114,634
                                                     ---------     ---------     ---------     ---------
Gross profit                                             7,636         4,187        21,381         9,369
                                                     ---------     ---------     ---------     ---------
Selling, general & administrative expenses               3,243         1,870         9,110         5,303
Restructuring charge                                      --            --            --           3,000
                                                     ---------     ---------     ---------     ---------
    Total operating expenses                             3,243         1,870         9,110         8,303
Operating income                                         4,393         2,317        12,271         1,066
    Interest expense, net                                  552           915         3,054         2,654
                                                     ---------     ---------     ---------     ---------
Income (loss) before income taxes                        3,841         1,402         9,217        (1,588)
    Provision for income taxes                             538          --           1,296          --
                                                     ---------     ---------     ---------     ---------
Net income (loss)                                        3,303         1,402         7,921        (1,588)

Dividends on convertible preferred stock                  --             250           472           633
                                                     ---------     ---------     ---------     ---------
Net income (loss) available for common
stockholders                                         $   3,303     $   1,152     $   7,449     $  (2,221)
                                                     =========     =========     =========     =========
Basic net income (loss) per share                    $    0.18     $    0.16     $    0.66     $   (0.28)
                                                     =========     =========     =========     =========
Diluted net income (loss) per share                  $    0.16     $    0.10     $    0.45     $   (0.28)
                                                     =========     =========     =========     =========
Shares used to compute basic net income (loss)
per share                                               18,328         7,028        11,368         7,805
                                                     =========     =========     =========     =========
Shares used to compute diluted net income (loss)
per share                                               20,860        14,029        17,678         7,805
                                                     =========     =========     =========     =========


See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    UNAUDITED

                                                          Nine Months Ended
                                                     January 31,  January 31,
                                                        1998          1997
Cash flows from operating activities:
   Net income (loss)                                  $  7,921      $ (1,588)
   Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Depreciation and amortization                       6,333         4,450
     Changes in assets and liabilities:
     Accounts receivable                               (15,729)        1,434
     Accounts receivable from Maxtor and
     affiliates                                         (2,181)        2,388
     Inventories                                       (18,006)        7,509
     Other current assets                                 (561)         (872)
     Other assets                                          181        (2,557)
     Accounts payable                                    8,916        (6,294)
     Accounts payable to Maxtor and affiliates            (250)       (4,821)
     Accrued liabilities                                 3,347         1,779
     Income taxes payable                                1,299          (931)
                                                      --------      --------
     Net cash provided by (used in) operating
     activities                                         (8,730)          497
                                                      --------      --------
 Cash flows from investing activities:
     Purchase of property and equipment, net           (11,800)       (3,042)
                                                      --------      --------
     Net cash used in investing activities             (11,800)       (3,042)
                                                      --------      --------

Cash flows from financing activities:
     Borrowings (repayments) under line of credit       (9,000)        8,500
     Proceeds from issuance of notes                      --          12,500
     Proceeds from issuance of convertible
     preferred stock                                      --           9,536
     Recapitalization and distributions to Maxtor         --         (24,998)
     Principal payments on debt and capital
     lease obligations                                 (20,064)         (502)
     Payment of dividends                                 (500)         (547)
     Proceeds from issuance of common stock             52,427         2,563
                                                      --------      --------
     Net cash provided by financing activities          22,863         7,052
                                                      --------      --------

Net change in cash and cash equivalents                  2,333         4,507
Cash and cash equivalents at beginning of
period                                                   2,828           975
                                                      --------      --------
Cash and cash equivalents at end of period            $  5,161      $  5,482
                                                      ========      ========


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

2.   INVENTORIES

Inventories consisted of (in thousands):

                      January 31,      April 30,
                        1998             1997
                    ------------     ------------
Raw materials       $     32,000     $     17,675
Work-in-process            4,247            2,359
Finished Goods             2,001              208
                    ------------     ------------
Total               $     38,248     $     20,242
                    ============     ============

3.   INITIAL PUBLIC OFFERING

        In October 1997, the Company completed its initial public offering and issued 5,000,000 shares of its Class A Common Stock to the public at a price of $11.50 per share. The Company received cash of approximately $52.5 million, net of underwriting discounts and commissions and estimated offering expenses. Upon the closing of the initial public offering, all outstanding shares of the Company's then outstanding Convertible Preferred Stock were automatically converted into shares of common stock.

4.   INCOME TAXES

        The effective tax rate for the nine months ended January 31, 1998 was approximately 14.0%. This rate is based on the Company's estimation of the expected geographical mix of its fiscal 1998 income.

5.   NET INCOME (LOSS) PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." The Statement redefines earnings per share (EPS) under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. As required, the Company adopted the new standard in the third quarter of fiscal 1998, and such standard has been applied to all periods presented.

        Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes potential common shares from options outstanding using the treasury stock method except if their effect is anti-dilutive.

         SFAS No. 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows:

                                                              Three Months Ended                  Nine Months Ended
                                                         January 31,      January 31,      January 31,      January 31,
                                                            1998             1997             1998             1997
Numerator:
Net income (loss) available for common stockholders            3,303            1,152            7,449           (2,221)
Add back dividends on convertible preferred stock               --                250              472              633
Net income (loss) for diluted earnings per share
calculation                                             $      3,303     $      1,402     $      7,921     $     (1,588)
                                                        ============     ============     ============     ============
Denominator:
Shares calculation
Weighted average common shares outstanding
during the period                                             18,328            7,028           11,368            7,805
Effect of dilutive securities:
Convertible preferred stock                                     --              6,000            3,796             --
Stock Options                                                  2,532            1,002            2,514             --
                                                        ------------     ------------     ------------     ------------
Average shares outstanding - assuming dilution                20,860           14,029           17,678            7,805
                                                        ============     ============     ============     ============
Basic earnings per share                                $       0.18     $       0.16     $       0.66     $      (0.28)
                                                        ============     ============     ============     ============
Diluted earnings per share                              $       0.16     $       0.10     $       0.45     $      (0.28)
                                                        ============     ============     ============     ============

Options to purchase 1,244,000 and 561,000 shares of common stock were outstanding as of January 31, 1998, but were not included in the computations of diluted EPS because these options had an exercise price greater than the average market price of the common shares outstanding during the three and nine months ended January 31, 1998. Options to purchase 125,000 shares of common stock were outstanding as of January 31, 1997, but were not reflected in the computation of diluted EPS because these options had an exercise price greater than the average market price of common shares outstanding during the three months ended January 31, 1997. Options to purchase 1,983,000 shares of common stock were outstanding as of January 31, 1997, but were not included in the computation of diluted EPS because the Company was in a loss situation in the nine months ended January 31, 1997 and to do so would have been anti-dilutive.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Operating Results" below and elsewhere in the report on Form 10-Q. A more detailed discussion of risks faced by the Company is set forth in the Company's Registration Statement on Form S-1 (SEC File No. 333-34557) filed with the SEC in connection with the Company's initial public offering.

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

        To accomplish such recapitalization, the Company redeemed approximately 76.5% of Maxtor's share ownership with a combination of $25.0 million cash, $20.0 million principal senior subordinated notes (the "Maxtor Notes") and a warrant for 300,000 shares of Class A Common Stock. The Company raised the cash portion of the redemption price by issuing to a group of investors a combination of Common Stock, Preferred Stock and junior subordinated notes. The redemption and share transactions are hereafter referred to as the "Recapitalization". For accounting purposes, the redemption of Maxtor's share in ownership was treated as a recapitalization and, accordingly, no change in the accounting basis of the Company's assets was made. After the closing of the Company's initial public offering in October 1997, the Company repaid the Maxtor Notes, and the warrant was automatically terminated in accordance with its terms.

        Prior to fiscal 1996, substantially all the Company's revenues were derived from sales to Maxtor. In connection with the Recapitalization, Maxtor agreed to purchase from the Company certain quarterly minimum quantities of products through June 1999, provided that the Company continues to be competitive on the basis of price and quality. Over the last two fiscal years, the Company has evolved from being a captive EMS provider to Maxtor to an independent EMS provider serving 15 additional customers. These customers collectively represented approximately 58.0% of total revenues for the nine months ended January 31, 1998. The Company typically enters into manufacturing contracts with each of its customers, but has no long-term volume purchase commitments from any customer other than Maxtor. The Company remains dependent upon a relatively small number of customers for a significant percentage of its revenues. For fiscal 1996 and 1997, and the nine months ended January 31, 1998, Maxtor accounted for approximately 83.1%, 48.6% and 42.4 % of total revenues, respectively, and Bay Networks, Inc. ("Bay Networks") accounted for approximately 1.6%, 31.3% and 42.8% of total revenues, respectively.

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

        The extent to which revenues are generated on a turnkey or consignment basis has a significant effect on the level of the Company's total revenues and gross margins. For revenues generated on a turnkey basis, the Company generally procures all materials used to manufacture the customer's product, which results in higher revenue per unit. For revenues generated on a consignment basis, the customer procures the materials and provides them to the Company at no charge. As a result, revenues from turnkey manufacturing tend to be higher and gross margins tend to be lower than revenues and margins generated from consignment manufacturing. The Company's total revenues and overall gross margin may fluctuate significantly from period to period depending upon the mix of revenues derived from turnkey and consignment manufacturing. Moreover, the Company's agreement with Maxtor permits Maxtor to consign component parts to the Company from time to time. The Company believes that Maxtor and other customers consider various factors in choosing to allocate procurement responsibility to the Company, including their relationships with key component suppliers and their ability to obtain components at lower prices than obtainable by the Company. Because none of the Company's customers, including Maxtor, is committed over the long term to any particular manufacturing basis, the Company is unable to predict the mix of revenues derived from turnkey and consignment manufacturing for any future period.

        In October 1997, the Company completed its initial public offering and issued 5,000,000 shares of its Class A Common Stock to the public at a price of $11.50 per share and received cash of approximately $52.5 million, net of underwriting discounts and commissions and estimated expenses (the "IPO").

        RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues.

                                           Three Months Ended              Nine Months Ended
                                       January 31,     January 31,    January 31,    January 31,
                                         1998             1997            1998            1997
Revenues:
    Affiliates                              42.3%           48.2%           44.5%         53.1 %
    Other                                   57.7            51.8            55.5            46.9
                                      ----------      ----------      ----------      ----------
Total revenues                             100.0           100.0           100.0           100.0
Cost of revenues                            91.0            89.3            90.5            92.4
                                      ----------      ----------      ----------      ----------
Gross profit                                 9.0            10.7             9.5             7.6
                                      ----------      ----------      ----------      ----------
Selling, general & administrative
expenses                                     3.8             4.8             4.0             4.3
Restructuring charge                        --              --              --               2.4
                                      ----------      ----------      ----------      ----------
    Total operating expenses                 3.8             4.8             4.0             6.7
Operating income (loss)                      5.2             5.9             5.4             0.9
    Interest expense, net                    0.6             2.3             1.4             2.1
                                      ----------      ----------      ----------      ----------
Income (loss) before income taxes            4.5             3.6             4.1            (1.3)
    Provision for income taxes               0.6            --               0.6            --
                                      ----------      ----------      ----------      ----------
Net income (loss)                            3.9             3.6             3.5            (1.3)
                                      ==========      ==========      ==========      ==========


Total Revenues

        Total revenues increased 118.4% from $39.0 million for the three months ended January 31, 1997 to $85.2 million for the three months ended January 31, 1998. Total revenues increased 81.7% from $124.0 million for the nine months ended January 31, 1997 to $225.3 million for the nine months ended January 31, 1998. The increase in total revenues for each of the three and nine month periods was primarily due to an increase in the volume of units shipped to Maxtor, Bay Networks and to a lesser extent, new customers in the data communications and telecommunications industries. Additionally, revenues were affected by a favorable mix of revenues derived from sales made on a turnkey basis and the addition of revenue derived from design services.

        The Company's largest customers during both the three and nine month periods ending January 31, 1998 were Maxtor and Bay Networks. Sales to Maxtor for the three and nine months ending January 31,1998 accounted for approximately 41.5% and 42.4%, respectively, of total revenues. Sales to Bay Networks for the three months and nine months ended January 31, 1998 were 42.5% and 42.8% of total revenues respectively.

Gross Profit

        Gross profit for the three months ended January 31, 1998 increased to $7.6 million from $4.2 million for the three months ended January 31, 1997. Gross margin (gross profit as a percentage of total revenues) decreased to 9.0% from 10.7% for the same periods. The reduction in gross margin in the three months ended January 31, 1998 was primarily attributed to intense price pressure in the computer peripherals industry segment and to an increase in turnkey and box build revenue, which typically generates lower margins, offset in part by a reduction in certain labor and overhead expenses resulting from the devaluation of the Thai Baht. Gross profit for nine months ended January 31, 1998 increased to $21.4 million from $9.4 million for the nine months ended January 31, 1997. Gross margin increased to 9.5% from 7.6% for the same periods. Gross profit and gross margin for the nine months ended January 31, 1997 were adversely affected by a $2.0 million inventory charge associated with a financially troubled customer's cancellation of orders. Increases in gross profit and gross margin for the nine months ended January 31, 1998 were attributable to direct labor savings of approximately $4.5 million resulting from the relocation of the Company's Hong Kong manufacturing facility to China, where direct labor hourly rates are significantly lower and the utilization rate of the Company's manufacturing facilities is higher than in Hong Kong. This effect, however, was partially offset by associated reductions in selling prices, as the Company passed through certain cost savings to its customers. The Company expects the intense price pressure in the computer peripherals industry segment to continue into the foreseeable future.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 73.4% from $1.9 million for the three months ended January 31, 1997 to $3.2 million for the three months ended January 31, 1998. As a percentage of total revenues, selling, general and administrative expenses decreased to 3.8% for the three months ended January 31, 1998 from 4.8% for the three months ended January 31, 1997.
Selling, general and administrative expenses increased 71.8% from $5.3 million for the nine months ended January 31, 1997 to $9.1 million for the nine months ended January 31, 1998 and decreased as a percentage of total revenues from 4.3% for the nine months ended January 31, 1997 to 4.0% for the nine months ended January 31, 1998. The increase in absolute dollars for the three months ended January 31, 1998 and the nine months ended January 31, 1998 was the result of increased personnel costs and marketing expenses of approximately $334,000 and $846,000 respectively, related to the support of new customer development; the inclusion of approximately $411,000 and $1.4 million, respectively, of expenses attributable to the acquisition of Pentagon Systems in January 1997; and, to a lesser extent, increased administrative expenses associated with relocating manufacturing facilities from Hong Kong to China and expanding operations in Thailand.

Net Interest Expense

        Net interest expense decreased from $915,000 in the three months ended January 31, 1997 to $552,000 in the three months ended January 31, 1998 and increased from $2.7 million in the nine months ended January 31, 1997 to $3.1 million for the nine months ended January 31, 1998. The decrease in net interest expense during the three months ended January 31, 1998 was primarily due to the repayment of the Maxtor Notes offset in part by increased bank borrowings and a higher average interest rate. The increase in net interest expense during the nine months ended January 31, 1998 was primarily due to an increased level of borrowings outstanding during the same period and, to a lesser extent, a slightly higher interest rate applicable to these higher levels of borrowings offset in part by the repayment of the Maxtor Notes.

Provision for Income Taxes

        The Company's income tax provision for the three months and nine months ended January 31, 1998 was computed using an effective tax rate of 14.0%. This rate is based upon the Company's estimation of its geographic distribution of income for fiscal 1998. This rate is lower than the United States Federal statutory rate of 35.0% due primarily to the fact that income generated by foreign operations is subject to lower or no foreign income taxes. No income tax provision was made for the nine months ended January 31, 1997 due to the fact that the Company was in a loss position for this period.


LIQUIDITY AND CAPITAL RESOURCES

        Prior to June 1996, the Company was a wholly-owned subsidiary of Maxtor and funded its operations through cash provided by operations and intercompany financing provided by Maxtor. Since the Recapitalization in June 1996 but prior to the IPO, the Company funded its working capital needs and capital expenditures through borrowings under its credit facility and cash provided by operations. At January 31, 1998, the Company's principal sources of liquidity consisted of borrowings under its credit facility and cash provided by operations.

        During the nine months ended January 31, 1998 cash consumed by operating activities aggregated $8.7 million. During the nine months ended January 31, 1997 cash generated by operations aggregated $497,000. The use of cash from operations in the nine months ended January 31, 1998 was primarily attributable to growth in accounts receivable and inventory balances.

        Cash used in investing activities for the nine months ended January 31, 1998 and the nine months ended January 31, 1997 was $11.8 million and $3.0 million, respectively. The investing activity in both periods was related primarily to the purchase of capital equipment for expansion and upgrading of manufacturing operations.

        During the nine months ended January 31, 1998, the Company generated $22.9 million from financing activities. This includes $52.4 million of net proceeds from the issuance of Class A Common Stock in the IPO offset in part by a repayment of $20.0 million of subordinated debt owed to Maxtor and $9.0 million owed to Chase Manhattan Bank. During the nine months ended January 31, 1997, the Company generated $7.1 million from financing activities including $12.0 million in net proceeds from the sale of Common Stock and Preferred Stock, $12.5 million from issuance of 12.0% junior subordinated notes, and $8.5 million from borrowings under its line of credit with Chase Manhattan Bank. Approximately $25.0 million of these amounts was used to redeem a portion of Maxtor's share ownership in the Company.

         The Company has a committed line of credit with Chase Manhattan Bank that, subject to certain limitations, provides up to $22.0 million of borrowing capacity to fund working capital and capital expenditures. At January 31, 1998 there were no borrowings outstanding under the line of credit compared to $9.0 million of borrowings outstanding at April 30, 1997. The line of credit requires that the Company maintain compliance with certain financial minimums, including with respect to earnings before income interest expense, income tax, depreciation and amortization ("EBITDA"), and certain financial ratios, including EBITDA to interest expense, EBITDA less capital expenditures to interest expense, and total debt to EBITDA. The line of credit also imposes certain restrictions, including limits on amounts attributable to capital leases, performance bonds, permitted investments, dividends, employee loans, amendments to certain existing agreements and instruments, prepayments of other indebtedness, and capital expenditures. As of January 31, 1998, the Company was in compliance with all such financial covenants and restrictions.

        The Company's future liquidity and cash requirements will depend upon many factors, including the level of its operations, the degree and pace of expansion or acquisition of facilities and adoption of new manufacturing technology, and the mix of revenues derived from consignment and turnkey operations. The Company anticipates that its planned purchases of capital equipment for fiscal 1998 will aggregate expenditures of approximately $22.0 million, of which approximately $11.8 million have been made as of January 31, 1998. The Company believes that its existing cash balances, cash generated from operations, and funds available under its line of credit or alternate financings if available to the Company will be sufficient to fund its currently anticipated working capital, capital expenditure and debt service requirements for the next twelve months. Nonetheless, in the event that the Company experiences significant continued growth, the Company may need to finance such growth and any corresponding working capital needs, with additional public and private offerings of debt or equity securities. There can be no assurance as to the availability of such financing or, if available, the terms thereof.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

           In addition to the other information in this report on Form 10-Q, the following are important factors that should be carefully considered in evaluating the Company and its business.

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

        The Company's business has experienced and is expected to continue to experience significant seasonality due, among other things, to the slowdown during the summer months which historically has occurred in the electronics industry. Typically, the Company's revenues are lowest during the first half of a fiscal year and highest during the second half of the fiscal year, which ends in April. In addition, the market segments served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company occasionally experiences constraints in production capacity around national holidays in Thailand and China. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in variations in the price of the Class A Common Stock. In future periods, the Company's total revenues or results of operations may be below the expectations of public market analysts and investors; in such event, the price of the Class A Common Stock would likely be materially adversely affected.

Customer Concentration; Dependence on Certain Industries

        For fiscal 1996 and fiscal 1997, and for the nine months ended January 31, 1998, Maxtor accounted for approximately 83.1%, 48.6% and 42.4% of total revenues, respectively, and Bay Networks accounted for approximately 1.6%, 31.3% and 42.8% of the Company's total revenues, respectively. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its total revenues. There can be no assurance that the Company's principal customers will continue to purchase services from the Company at current levels, or at all. In the past, certain of the Company's customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the manufacturing services ordered from the Company. Significant reductions in sales to any of the Company's principal customers, or the loss of any one or more major customers, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has no long-term volume purchase commitments from any customers other than Maxtor. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are accentuated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. Accordingly, the Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the computer peripherals, data communications and telecommunication markets. The disk drive industry is cyclical and has historically experienced periods of oversupply and varying growth rates resulting in reduced demand and pricing pressures on disk drives. Any factors adversely affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Maxtor is contractually entitled to one representative on the Company's Board of Directors. Although Maxtor and the Company have separate managements and boards of directors, Maxtor is a major customer of the Company, a major shareholder, and an executive officer of Maxtor is a member of the Company's board of directors. This creates the risk that the Company may give preference to Maxtor over other customers in the allocation of components in short supply or production capacity or in the pricing of manufacturing services. Concern over such risks could affect the willingness of customers and potential customers of the Company to conduct business with the Company. In an attempt to reduce potential pricing and other conflicts, in June 1996, the Company and Maxtor executed a three-year manufacturing services agreement (the "Manufacturing Agreement"), the terms of which the Company believes are no less favorable to the Company and no more favorable to Maxtor than arrangements that either company could negotiate with others in an arm's-length transaction. Pursuant to the Manufacturing Agreement, the Company has agreed to provide certain products and services to Maxtor at competitive prices per unit. In addition, Maxtor has agreed to place purchase orders for the Company's manufacture of such products in accordance with certain minimum quarterly volume purchase commitments, which commitments decrease upon each twelve month anniversary of the effective date of the Manufacturing Agreement. Maxtor's commitment to place purchase orders for the Company's manufacture of products is conditioned upon the Company's providing products competitive in both price and quality with alternative suppliers of Maxtor. In the event that Maxtor determines that the products the Company manufactures are not price or quality competitive, and the Company fails within a specified time period to become competitive in price or quality, then Maxtor's quarterly volume purchase commitments shall be reduced to the extent that products are not price or quality competitive. In addition, Maxtor has a second source supplier of services provided by the Company. Conflicts of interest could arise, however, notwithstanding such agreement or upon its termination or renegotiation.

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

Future Capital Needs

        The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures including investments in management information systems, working capital and debt service. The Company has added significant manufacturing capacity and increased capital expenditures over the past year. It has relocated its Hong Kong manufacturing facilities to China, expanded its facilities in Thailand, established a manufacturing facility in San Jose and, through the acquisition of Pentagon Systems established a design and prototype production operation in San Jose. The Company also continues to invest in manufacturing equipment and management information systems. The Company anticipates that its capital expenditures will continue to increase as the Company expands its facilities in Asia, invests in necessary equipment to continue new product production, and continues to invest in new technologies and equipment to increase the performance and the cost efficiency of its manufacturing operations. Currently the Company has limited cash resources and significant future obligations, and expects that it will require additional capital to support future growth, if any. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company's need to raise additional capital through the issuance of equity securities may result in additional dilution to earnings per share.

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

        The Company's operations and assets are subject to significant political, economic, legal and other uncertainties in Hong Kong, China and Thailand. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Moreover, despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign operations in China. While Thailand has a longer history of promoting foreign investments than China, Thailand has recently experienced economic turmoil and a significant devaluation of the Thai currency. There can be no assurance that this period of economic turmoil will not result in the reversal of current policies encouraging foreign investment and trade, restrictions on the transfer of funds overseas, employee turnover, labor unrest or other domestic Thai economic problems that could adversely affect the Company. To date, economic problems in Thailand and other parts of Asia have not had an adverse impact on the Company's business, financial condition or results of operations, but there can be no assurance that there will not be such an impact in the future.

Risk of Increased Taxes

        The Company has structured its global operations to take advantage of the generally lower statutory income tax rates in Asian countries and certain tax holidays in China and Thailand that have been extended to encourage foreign investment. As part of this structure, the Company renders certain administrative services on behalf of its Asia subsidiaries in the United States. If tax rates were to rise, if the Company's tax holidays were not renewed or if tax authorities were to challenge successfully the adequacy of the amounts paid to the Company for these services or generally the manner in which profits are recognized and allocated among the Company and its subsidiaries, the Company's taxes would increase and its business, financial condition, results of operations or cash flow could be materially adversely affected. The Company believes that profits from its operations in Asia are not sufficiently connected to the United States to give rise to United States taxation, but there can be no assurance that United States tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. In certain circumstances, United States tax law requires a United States parent corporation to recognize as current income profits earned by its foreign subsidiaries. The Company believes that, except for certain passive income which is not expected to be material in amount, these laws should not be applicable to the subsidiaries activities and income, but there can be no assurance that United States tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. If the Company's profits from its Asia operations become subject to United States income taxes, the Company's taxes could increase, and its results of operations and cash flow could be materially adversely affected. The expansion by the Company of its operations in the United States may also increase its effective tax rate. The current maximum United States federal income tax rate is 35.0%. The Company's effective tax rate for the nine months ended January 31, 1998 was approximately 14.0%, and the Company currently expects its effective income tax rate for fiscal 1998 to be 14.0%.

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

Management of Growth and Expanded Operations

        During fiscal 1997 and through the nine months ended January 31, 1998, the Company experienced a period of rapid expansion through both internal growth and acquisition. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop additional executive officers and hire qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Year 2000 Compliance

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating its information systems to be Year 2000 compliant. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999, and anticipates no disruptions in the manufacturing services it provides to its customers as a result of Year 2000 problems; however, no assurance can be given that such updates will be fully completed in a timely manner or that such disruptions will not occur. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance would materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

Concentration of Stock Ownership

        As of January 31, 1998, the current directors and executive officers of the Company and their respective affiliates beneficially owned in the aggregate approximately 75.8% of the Company's outstanding shares of Common Stock (including shares issuable pursuant to stock options which may be exercised within 60 days of January 31, 1998). As a result, such persons, acting together, would have the ability to approve or disapprove significant corporate transactions. In addition, the Company's board of directors has the authority to issue up to 10,000,000 shares of undesignated preferred stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated preferred stock, and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The concentration of ownership and the issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

INTERNATIONAL MANUFACTURING SERVICES, INC.

Part II.OTHER INFORMATION

Item 1: Legal Proceedings

        None

Item 2: Changes in Securities

         None

Item 3:  Defaults upon Senior Securities

         None

Item 4:  Submission of Matters to Vote of Security Holders

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         (a)     The following exhibits are filed as part of this report

         27.01   Financial Data Schedule

         (b) The registrant did not file any reports on Form 8-K during the quarter ended January 31, 1998.

INTERNATIONAL MANUFACTURING SERVICES, INC.


SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   3-16-1998
        _____________                 INTERNATIONAL MANUFACTURING SERVICES, INC.
                                      (Registrant)


                                      By: /s/ Nathan Kawaye
                                         Nathan Kawaye
                                         Senior Vice President, Chief Financial
                                         Officer

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
-------                            -----------

27.01                         FINANCIAL DATA SCHEDULE