Form 10-K405
period 1998-04-30
INTERNATIONAL MANUFACTURING SERVICES INC
filed 1998-07-31
CIK 1018797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER 000-23097

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0393609
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                  2222 QUME DRIVE, SAN JOSE, CALIFORNIA 95131
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 953-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

     The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (based on the last reported sales price of the Company's Class A Common Stock reported on the Nasdaq National Market System on July 10, 1998) was approximately $38,274,893.

     The number of shares of Common Stock outstanding at June 30, 1998 was 18,564,329.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Sections of the Registrant's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held September 16, 1998 (the "1998 Proxy Statement"), which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

THE COMPANY

     This Annual Report to Shareholders on Form 10-K ("10-K") contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The cautionary statements made in this 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Operations Results" below and elsewhere in this document. In evaluating the Company's business, stockholders and prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

     International Manufacturing Services, Inc. (the "Company") provides a broad range of integrated, advanced manufacturing services to electronics original equipment manufacturers in the computer peripherals, data communications, telecommunications and other segments of the electronics industry. The Company offers a full range of services, including product design, prototyping, printed circuit board assembly, final system assembly, materials procurement, inventory management, testing, packaging, distribution and depot repair. Major customers of the Company include Maxtor Corporation ("Maxtor"), Bay Networks, Inc. ("Bay Networks"), Diamond Multimedia, Inc. ("Diamond"), and Polycom, Inc. ("Polycom).

SERVICES

     The Company offers a broad range of integrated advanced electronic manufacturing services to OEMs in the computer peripherals, data communications, telecommunications and other industries.

     Custom Design Services. The Company's custom design services include initial PCB design, design for manufacturability and prototype production. The objective of these services is to improve product manufacturability, decrease time to market and reduce overall costs. The Company's design center located in San Jose, California, together with its access to engineering resources in Pakistan, offers twenty-four hour-a-day product design services. This center, acquired by the Company in connection with the Pentagon Systems acquisition, has over ten years of experience in assisting customers with initial circuit board design and has expertise in radio frequency products, PCBs with higher layer counts, and complex PCB assemblies where components require ball-grid array and/or fine pitch packaging.

     Materials Management. From its Hong Kong-based logistics center, the Company provides comprehensive materials management, including planning, purchasing, scheduling and other activities associated with the manufacturing process. The Company has extensive experience in materials management, particularly with product lines characterized by rapid volume ramps, schedule changes and short product life cycles. The Company generally orders components after it has a firm purchase order or formal authorization from the customer and uses real time inventory management tools and automated material tracking systems to achieve inventory accuracy and efficiency. The Company's materials management capabilities assist customers in reducing manufacturing costs and total cycle time. The Company's materials procurement function is located in Hong Kong and San Jose, California, near low cost suppliers of electronic components and box-build materials.

     Assembly and Manufacturing. The Company provides a broad range of electronics assembly and manufacturing services, including PCB assembly and the manufacture of both subsystems and complete products. The majority of such products incorporate complex, high-density surface-mount assemblies. The

PCB assembly activity primarily consists of the placement and attachment of electronic and mechanical components on printed circuit boards using both surface-mount and pin-through-hole technologies. The Company has also added press fit technology to its existing capabilities for the manufacture of backplane assemblies. The Company is continually evaluating the advantages and feasibility of new manufacturing technologies and intends to continue to invest in new technologies to maintain its reputation for advanced manufacturing capabilities. The Company is also establishing a system of standardized processes, equipment and quality procedures to provide maximum flexibility, process consistency and interchangeability across multiple product lines and facilities.

     In addition, the Company performs box-build assembly of customer products. Such services can include procurement and assembly of sheet metal, plastics, cables, connectors, power supplies and other materials. Such completed products are then packaged and shipped by the Company to the customer or, in certain instances, directly to its distribution channel or end users. The Company's development of this box-build capability is intended to take advantage of the lower cost structures of its Asia-based operations and their proximity to manufacturers of electronics and box-build components.

     Testing Services. The Company provides a range of test capabilities, including development and implementation of test software and test fixtures for in-circuit testing, functional testing, system level testing, burn-in and environmental stress testing. The breadth of these capabilities is designed to ensure that the Company provides its customers with high quality products which reduce the need for OEMs to perform separate or repeat testing.

     Logistics Support and Distribution Services. The Company's logistics services include full turnkey distribution, order fulfillment, call center management, disk duplication (floppy/CD ROM), documentation duplication (manuals, warranty cards, etc.) and other customer packaging requirements. Products may be distributed directly to the customer, the customer's distribution center or directly to the end user. The Company also offers just-in-time delivery programs allowing shipments of PCB assemblies or subsystems to be coordinated with the customer's manufacturing process.

     Depot Repair Services. The Company's depot repair capability enables its customers to service products in different markets. These services include warranty and post-warranty repairs and repairs of field return failures.

     The markets for the products of the Company's customers are highly competitive. The Company believes that its future success will depend upon its ability to market manufacturing services which meet changing customer needs, maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. There can be no assurance that the Company will be successful in providing these services. See "Factors That Affect Future Operating Results."

SALES AND MARKETING

     The Company's customers consist of OEMs in the computer peripherals, data communications, telecommunications and other sectors of the electronics industry. Over the last two fiscal years, the Company has evolved from being a captive EMS provider to Maxtor to an independent EMS provider serving many additional OEM customers.

     The following table presents information regarding certain key customers with which the Company is currently conducting business.

         INDUSTRY SEGMENT                          CUSTOMER                            CUSTOMER END PRODUCT
         ----------------                          --------                            --------------------
Computer Peripherals and Components   Diamond Multimedia Systems, Inc.      Multimedia Graphics Cards
                                      Maxtor Corporation                    Hard Disk Drives
                                      Number 9, Inc.                        Graphic Accelerator Cards
                                      Symbios Logic, Inc.                   Scanner Controllers
                                      Synaptics, Inc.                       Notebook Computer Touch Pad
Data Communications                   Alteon Networks, Inc.                 Networking Devices
                                      Bay Networks, Inc.                    Networking Devices
                                      Farallon Communications, Inc.         Networking Devices
Telecommunications                    3-M Corporation                       Telecommunications Conferencing Equipment
                                      Advanced Fibre Communications, Inc.   Telecommunications Switching Equipment
                                      Polycom, Inc.                         Telecommunications Conferencing Equipment
Industrial                            Polaroid Corporation                  Scanners
                                      SemiPower Systems, Inc.               Motor Control Electronics
                                      Tadiran Telematics, Ltd.              Vehicle Locator Units

     The Company has also provided product design or prototyping services to a number of customers, including National Semiconductor Corporation, S3 Incorporated, LSI Logic Corporation, Sony Corporation and 3Com Corporation.

     The Company sells its services to OEMs in the electronics industry worldwide through its sales and marketing staff and its senior executive management. As of April 30, 1998, the Company employed 67 persons in its sales, marketing and program management departments. Moreover, each member of the Company's executive staff is assigned responsibility for specific high-level relationships with both existing key customers and prospective accounts. In addition, the Company's sales and marketing staff works closely with a manufacturer's representative in developing relationships with additional OEM customers and providing sales force coverage to the eastern and southwestern regions of the United States.

     Significant reductions in sales to any of the Company's principal customers, or the loss of any major customer, could have a material adverse effect on the Company. There can be no assurance that Maxtor will continue to purchase services from the Company, at current levels, or at all, or that the Company will be successful in its strategy to diversify its customer base. In addition, if the Company does not expand its business with Bay Networks into new product lines, the Company expects revenues generated by sales to Bay Networks to decline, which could materially adversely affect the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." These risks are accentuated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The Company is, therefore, dependent on the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the computer peripherals, data communications, telecommunications and other sectors of the electronics industry. The factors affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's business, financial condition or results of operations. See "Factors That Affect Future Operating Results -- Customer Concentration; Dependence on Certain Industries."

COMPETITION

     The electronics assembly and manufacturing industry is intensely competitive and consists of numerous local, national and international companies, a number of which have achieved substantial market share. The Company believes that the primary competitive factors in its targeted markets are cost, manufacturing technology, product quality, responsiveness and flexibility, the range of services provided and the location of facilities. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Failure to satisfy any of the foregoing requirements could materially and adversely affect the Company's competitive position. The Company competes against numerous domestic and foreign manufacturers, including Flextronics International Ltd., Jabil Circuits, Inc., Sanmina Corporation, SCI Systems, Inc., and Solectron Corporation, as well as certain large Asia entities. The Company also faces indirect competition from the manufacturing operations of its current and prospective customers, which continually evaluate the merits of manufacturing products internally rather than using services the EMS providers. Many of the Company's competitors have more geographically diversified international operations, as well as substantially greater manufacturing, financial, volume procurement, research and development and marketing resources than the Company. In recent years, the EMS industry has attracted new entrants, including large OEMs with excess manufacturing capacity, and many existing participants have substantially expanded their manufacturing capacity by expanding their facilities and adding new facilities through both internal expansion and acquisitions. In the event of a decrease either in overall demand for EMS services or the demand for such services in a specific region of the world, excess capacity could result in substantial pricing pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

EMPLOYEES

     At April 30, 1998, the Company had 3,492 employees. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

     Recruitment of personnel in the EMS industry is highly competitive. The Company believes that its future success will depend, to a large extent, on its ability to attract and retain key employees. Although to date the Company has been successful in retaining key managerial employees, the loss of services of certain of these key employees, particularly of its executive officers, could have a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of April 30, 1998:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Robert G. Behlman.........................  54    President & Chief Executive Officer
Nathan Kawaye.............................  45    Senior Vice President and Chief Financial
                                                  Officer
Neo Kia Quek..............................  51    Senior Vice President, Manufacturing
Anthony Pham..............................  38    Senior Vice President, Sales and Marketing

     Robert G. Behlman has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its formation in November 1994. From July 1994 to November 1994, Mr. Behlman served as a consultant to Maxtor, a manufacturer of hard disk drives. From September 1992 until May 1994, Mr. Behlman served as Vice President and Chief Operating Officer of Sanmina Corporation, an integrated electronics manufacturer. From August 1988 until September 1992, Mr. Behlman held senior management positions at SCI, a contract manufacturer of electronic components, including Vice President of Business Development (Western Region) from March 1991 to September 1992 and Vice President and General Manager (San Jose, California plant) from August 1988 to March 1991. Mr. Behlman received a B.S. in Industrial Engineering from California Polytechnic University, Pomona.

     Nathan Kawaye has served as Senior Vice President and Chief Financial Officer of the Company since August 1996. From November 1991 to July 1996, Mr. Kawaye held senior management positions at Maxtor, including Vice President and Chief Financial Officer. From 1989 to 1991, Mr. Kawaye was Vice President, Finance and Administration and Chief Financial Officer of Sigma Circuits, a manufacturer of printed circuit boards. Mr. Kawaye held various financial management positions including Vice President, Chief Financial Officer of Priam Corporation, a disk drive manufacturer, from 1983 to 1989 and held financial management positions at Intel Corporation from 1979 to 1983. Mr. Kawaye received a B.S. in Biochemistry from the University of California at Berkeley and a M.B.A. from the University of California Los Angeles.

     Neo Kia Quek has served as Senior Vice President, Manufacturing Operations since the Company's inception in November 1994. From 1988 to November 1994, Mr. Quek held various management positions at SCI Systems, Inc. ("SCI"), including plant manager and Vice President (Thailand). Previously, Mr. Quek was at Seagate Technology, Inc., a disk drive manufacturer, heading its worldwide repair center in Singapore, and held various management positions at General Electric Corporation (Singapore), including Managing Director. Mr. Quek received degrees from the Singapore Technical Teacher's College and the Singapore Institute of Management.

     Anthony Pham has served in various senior management capacities since the Company's inception in November 1994, including most recently Senior Vice President of Sales and Marketing. From 1984 to November 1994 Mr. Pham served in management positions, including International Business Development Manager, at SCI. Mr. Pham received a B.S. in Computer Science from the California State University at Hayward.

ITEM 2 -- PROPERTIES

     The Company has manufacturing facilities located in Thailand, China and the United States. The Company also has an operation in Hong Kong which performs materials procurement for its manufacturing operations, certain engineering and quality management functions as well as regional administrative functions. All of the Company's manufacturing facilities have been certified as meeting the ISO 9002 quality standards set by the International Organization for Standardization. In July 1998, the Company signed an agreement to lease a 112,000 square foot facility in Monterrey, Mexico which will be constructed over the next several months. The Company expects to occupy the facility and commence operations in Mexico in early calendar 1999.

     Certain additional information as of April 30, 1998 about the Company's global facilities, all of which are leased under leases expiring within approximately one to fifteen years, is set forth below:

                         APPROX.                                                  SMT    NUMBER OF
       LOCATION          SQ. FEET                    SERVICES                    LINES   EMPLOYEES
       --------          --------                    --------                    -----   ---------
Changping, China.......  104,882   Complex PCB assembly, systems level            15      1,429
                                   assembly, back plane assembly
Siracha, Thailand......  259,000   Complex PCB assembly, systems level             8      1,713
                                   assembly, distribution services
Hong Kong..............   80,000   Engineering services, quality management,       0        188
                                   materials procurement management, regional
                                   administration functions
San Jose, California...  100,000   Full systems manufacturing, backplane           3        162
                                   assembly, PCB assembly, design, prototype
                                   and pre-production services, program
                                   management, procurement and corporate
                                   headquarters

ITEM 3 -- LEGAL PROCEEDINGS

     The Company either directly or indirectly is involved from time to time in litigation that arises during the normal course of business. In the opinion of management, the outcome of all such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations and will not disrupt the Company's normal business operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol IMSX.

     The high and low sales price of the Company's Class A Common Stock as reported on the Nasdaq National Market System for each quarter of fiscal 1998 are as follows:

                                           FIRST     SECOND      THIRD     FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER
                                          -------    -------    -------    -------
High....................................    N/A      $13.36     $11.50     $11.00
Low.....................................    N/A      $10.86     $ 5.75     $ 7.63

     The Company has not paid cash dividends on its Class A Common Stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended March 31, 1996 and April 30, 1997 and 1998, and the consolidated balance sheet data at April 30, 1997 and 1998, are derived from, and are qualified by reference to the audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the year ended March 31, 1994 and 1995 and the consolidated balance sheet data at March 31, 1995 and 1996, are derived from, and are qualified by reference to, audited financial statements not included herein. The consolidated balance sheet data at March 31, 1994 are derived from, and are qualified by reference to, unaudited consolidated financial statements not included herein. The unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair presentation of such information for the periods presented. Operating results for the year ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999 or any other future period. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          FIVE-YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FISCAL YEARS ENDED (1)
                                                       ---------------------------------------------------------
                                                       MARCH 31,   MARCH 31,   MARCH 31,   APRIL 30,   APRIL 30,
                                                         1994        1995        1996       1997(2)      1998
                                                       ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
  Revenues from nonaffiliates........................   $   254     $ 3,089    $ 68,361    $ 80,546    $178,637
  Revenues from affiliates(3)........................    42,093      36,284     340,487      89,149     133,874
         Total revenues..............................    42,347      39,373     408,848     169,695     312,511
  Gross profit.......................................     6,553       5,578      13,374      14,667      28,990
  Income from operations.............................     3,973       2,730       7,994       3,626      16,564
  Net income (loss)..................................     3,114       1,996       6,137        (599)     11,068
  Preferred stock dividends..........................        --          --          --         883         472
  Net income (loss) available for common
    stockholders.....................................     3,114       1,996       6,137      (1,482)     10,596
  Basic net income (loss) per share(4)...............      0.21        0.13        0.41       (0.18)       0.81
  Diluted net income (loss) per share(4).............      0.21        0.13        0.39       (0.18)       0.60
  Shares used to compute basic net income (loss) per
    share(4).........................................    15,000      15,000      15,000       8,325      13,091
  Shares used to compute diluted net income (loss)
    per share(4).....................................    15,000      15,000      15,578       8,325      18,448
CONSOLIDATED BALANCE SHEET DATA:
  Working capital....................................   $ 7,583     $ 7,834    $ 10,716    $  3,980    $ 33,749
         Total assets................................    21,764      24,943      83,687      60,471     126,637
  Long-term debt, less current portion...............     1,845         708          --      12,660      12,559
  Long-term debt due Maxtor..........................     8,469       8,469       4,300      20,000          --
         Total stockholders' equity (deficit)........     6,666       8,662      17,666     (10,367)     52,694

---------------
(1) Prior to fiscal 1997, the company's fiscal year ended on the Saturday nearest to March 31. Commencing with fiscal 1997, the Company's fiscal year ends on the Saturday nearest to April 30. Prior to June 1996, the Company's operations were conducted through certain wholly-owned subsidiaries of Maxtor.

(2) In fiscal 1997, the Company recorded a restructuring charge of $3.0 million associated with the relocation of its Hong Kong manufacturing operations to China.

(3) Revenues from affiliates include sales to Maxtor and other entities related to Maxtor through Maxtor's parent company, Hyundai Electronics America. See
    Note 12 of Notes to Consolidated Financial Statements. Sales to Maxtor were made on a consignment basis (where Maxtor procured all materials used to manufacture product and provided them to the Company at no charge) for years prior to fiscal 1996, on a turnkey basis (where the Company procured all materials used to manufacture product) for fiscal 1996, and on a partial turnkey basis (where some materials were procured by the Company and some materials were procured by Maxtor) for years subsequent to fiscal 1996.

(4) For an explanation of the determination of net income (loss) per share and per share calculations, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report on Form 10-K contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Operating Results" below and elsewhere in the report on Form 10-K. A more detailed discussion of risks faced by the Company is set forth in the Company's Registration Statement on Form S-1 (SEC File No. 333-34557) filed with the SEC in connection with the Company's initial public offering.

OVERVIEW

     International Manufacturing Services, Inc. provides product design, prototyping, printed circuit board assembly, final system assembly, materials procurement, inventory management, testing, packaging, distribution and depot repair services to original equipment manufacturers in the electronics industry.

     The Company's Hong Kong operations, which commenced business in 1983, were acquired in 1990 by Maxtor, a manufacturer of hard disk drives, along with other manufacturing operations and assets. International Manufacturing Services, Inc. was formed in November 1994 as a wholly-owned subsidiary of Maxtor, and in June 1996 the Company was recapitalized as an independent company.

     To accomplish such recapitalization, the Company redeemed approximately 76.5% of Maxtor's share ownership with a combination of $25.0 million cash, $20.0 million principal amount senior subordinated notes (the "Maxtor Notes") and a warrant for 300,000 shares of Class A Common Stock. The Company raised the cash portion of the redemption price by issuing to a group of investors a combination of Common Stock, Preferred Stock and junior subordinated notes. The redemption and share transactions are collectively referred to as the "Recapitalization." For accounting purposes, the redemption of Maxtor's share in ownership was treated as a recapitalization and, accordingly, no change in the accounting basis of the Company's assets was made. After the closing of the Company's initial public offering in October 1997, the Company repaid the Maxtor Notes, and the warrant was automatically terminated in accordance with its terms.

     Prior to fiscal 1996, substantially all the Company's revenues were derived from sales to Maxtor. In connection with the Recapitalization, Maxtor agreed to purchase from the Company certain quarterly minimum quantities of products through June 1999, provided that the Company continues to be competitive on the basis of price and quality. Over the last two fiscal years, the Company has evolved from being a captive electronic manufacturing service ("EMS") provider to Maxtor to an independent EMS provider serving many customers. These customers collectively represented approximately 58.5% of total revenues for the twelve months ended April 30, 1998. The Company typically enters into manufacturing contracts with each of its customers, but has no long-term volume purchase commitments from any customer other than Maxtor. The Company remains dependent upon a relatively small number of customers for a significant percentage of its revenues. For fiscal 1996, 1997 and 1998, Maxtor accounted for approximately 83.1%, 48.6% and 41.5 % of total revenues, respectively, and Bay Networks accounted for approximately 1.6%, 31.3% and 36.5% of total revenues, respectively. For the quarter ended April 30, 1998, Maxtor and Bay Networks accounted for 38.0% and 21.0% of total revenues, respectively. Based on orders to date and current forecasts, the Company expects revenues derived from sales to Bay Networks to decline significantly both in absolute dollars and as a percentage of total revenues for the quarter ending July 31, 1998. If the Company does not expand its business with Bay Networks to new product lines, revenues generated by sales to Bay Networks will continue to decline both in absolute dollars and as a percentage of total revenues.

     During fiscal 1997 and fiscal 1998, the Company expanded its manufacturing operations and broadened the range of the manufacturing services it provides. In fiscal 1997, as part of its strategy to locate operations in low cost regions, the Company transferred its Hong Kong manufacturing operations to China while retaining its component procurement and regional administrative functions in Hong Kong. In connection with the relocation, the Company recorded a charge of $3.0 million associated with employee severance and excess facilities costs. The Company expects to significantly increase the size of its manufacturing facility in Changping, China this year and to occupy the additional space by August 1998. The Company also expanded its manufacturing facilities in Thailand, over the last two years from 41,000 square feet to over 250,000 square feet. In May 1998, the Company established a wholly-owned subsidiary in Mexico. In July 1998, the Company signed an agreement to lease a 112,000 square foot facility in Monterrey, Mexico, which is being constructed over the next several months. The Company expects to occupy the Mexico facility and commence operations, including printed circuit board and final box build assembly, in early calendar 1999.

     In order to broaden the range of services the Company offers, in January 1997 the Company acquired the assets of Pentagon Systems, a design and prototype production company, for $4.4 million cash, 450,000 shares of Class A Common Stock and assumed certain liabilities. The Company recorded goodwill of $3.4 million in connection with the acquisition, which is being amortized over seven years on a straight line basis. In May 1997, the Company commenced manufacturing operations in San Jose, California. In March 1998, the Company relocated its United States operations to a new 80,000 square foot facility combining the Company's full systems manufacturing operations with its design and prototype production activities. Recently, the Company was qualified by and received orders from three significant telecommunications companies for backplane assembly. Backplane business has historically represented an insignificant percentage of the Company's total revenues but is a strategically important area over the longer term, as it broadens the Company's service offerings, allows the Company to differentiate itself from many of its competitors and enhances the Company's ability to attract new customers. In May 1998, the Company began providing full distribution services for the Netgear division of Bay Networks from both its Hong Kong and San Jose facilities.

     The Company has chosen to locate its manufacturing facilities in certain countries in Asia to improve operational efficiencies and to take advantage of generally lower income tax rates and the availability of tax incentives extended to encourage foreign investment. The Company has operating subsidiaries located in foreign countries, some of which enjoy multiple year tax holidays. As a result, the Company's effective tax rate for fiscal 1998 was 14.0%. The Company does not expect to receive any tax benefits associated with conducting business in Mexico and, if the Company's Mexican operations become profitable, the Company would likely experience a higher worldwide effective tax rate.

     The Company's total revenues and overall gross margins may fluctuate significantly from period to period depending upon the mix of revenues derived from turnkey and consignment manufacturing. Gross margins may also be impacted by the mix of sales to customers in each industry segment. The extent to which revenues are generated on a turnkey or consignment basis has a significant effect on the level of the Company's total revenues and gross margins. For revenues generated on a turnkey basis, the Company generally procures all materials used to manufacture the customer's product, which results in higher revenue per unit. For revenues generated on a consignment basis, the customer procures the materials and provides them to the Company at no charge. As a result, revenues from turnkey manufacturing tend to be higher and gross margins tend to be lower than revenues and margins generated from consignment manufacturing. The Company's agreement with Maxtor permits Maxtor to consign component parts to the Company from time to time. The Company believes that Maxtor and other customers consider various factors in choosing to allocate procurement responsibility to the Company, including their relationships with key component suppliers and their ability to obtain components at lower prices than obtainable by the Company. Gross margins on revenues generated from sales to companies in the computer peripherals industry tend to be lower than gross margins on revenues generated from sales to companies whose products are more complex in the data communications and telecommunications industries. The Company's percentage of sales to customers in the computer peripherals industry in fiscal 1998 was approximately 46.0% and the Company expects this percentage to grow significantly in fiscal 1999. Accordingly, although the Company expects its operations in fiscal 1999 to increase, it expects gross margins to decline significantly in the period due to a decline in sales to customers in the data communications industry and an increase in sales to customers in the computer peripherals industry. Because none of the Company's customers, including Maxtor, is committed over the long term to any particular manufacturing basis, the Company is unable to predict the mix of revenues derived from turnkey and consignment manufacturing for any future period.

     In October 1997, the Company completed its initial public offering and issued 5,000,000 shares of its Class A Common Stock to the public at a price of $11.50 per share and received cash of approximately $52.5 million, net of underwriting discounts and commissions and estimated expenses (the "IPO").

RESULTS OF OPERATIONS

     The following table presents the consolidated statements of operations for the fiscal years indicated, with each line item valued as a percentage of total revenues for the year.

                                                                 FISCAL YEAR ENDED
                                                            ---------------------------
                                                                           APRIL 30,
                                                            MARCH 31,    --------------
                                                              1996       1997     1998
                                                            ---------    -----    -----
Revenues:
  Other...................................................     16.7%      47.5%    57.2%
  Affiliates..............................................     83.3       52.5     42.8
                                                              -----      -----    -----
          Total revenues..................................    100.0      100.0    100.0
Cost of revenues..........................................     96.7       91.4     90.7
                                                              -----      -----    -----
Gross profit..............................................      3.3        8.6      9.3
                                                              -----      -----    -----
Selling, general and administrative.......................      1.3        4.7      4.0
Restructuring charge......................................       --        1.8       --
                                                              -----      -----    -----
          Total operating expenses........................      1.3        6.5      4.0
                                                              -----      -----    -----
Income from operations....................................      2.0        2.1      5.3
Interest and other, net...................................     (0.1)      (2.3)    (1.2)
                                                              -----      -----    -----
Income (loss) before income taxes.........................      1.9       (0.2)     4.1
Provision for income taxes................................      0.4        0.2      0.6
                                                              -----      -----    -----
Net income (loss).........................................      1.5       (0.4)     3.5
Dividends on convertible preferred stock..................       --        0.5      0.1
                                                              -----      -----    -----
Net income (loss) available for common stockholders.......      1.5       (0.9)     3.4
                                                              =====      =====    =====

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1997

  Total Revenues

     The Company's total revenues decreased from $408.8 million in fiscal 1996 to $169.7 million in fiscal 1997. Revenues from Maxtor and affiliates declined $251.4 million from fiscal 1996 to fiscal 1997 primarily due to a change in the terms on which sales were made to Maxtor, from a full turnkey to a partial turnkey arrangement as well as a decline in volume of units shipped to Maxtor of approximately 12%. Revenues from other customers, which are derived primarily from sales made on a full turnkey basis, increased $12.2 million from fiscal 1996 to fiscal 1997 primarily due to an increase in the volume of units shipped which, in turn, reflected increases in the number of new customers in the data communications industry, offset in part by decreased revenues from a previously greater than 10% customer.

  Gross Profit

     Gross profit increased 9.7% from $13.4 million in fiscal 1996 to $14.7 million in fiscal 1997. The increase was primarily due to the relocation during fiscal 1997 of the Company's Hong Kong manufacturing operations to China which reduced the Company's direct labor costs by approximately $6.5 million compared to fiscal 1996. This effect, however, was partially offset by an associated reduction in selling prices, as the Company passed through certain cost savings to its customers, and by a decline in unit volumes to Maxtor.

     The Company's gross margins from product sales are affected significantly by the mix of revenues derived from sales made on a full turnkey versus a partial turnkey basis. The Company generally obtains lower margins from full turnkey sales as compared to partial turnkey sales because the customers generally pay lower margins for material procurement activities undertaken by the Company. Consequently, revenue increases attributable to a higher mix of full turnkey revenues typically do not translate into a proportionate increase in gross profits, which then result in relatively lower gross margins.

     Gross margins increased from 3.3% in fiscal 1996 to 8.6% in fiscal 1997 primarily as a result of a shift in the terms of sales to Maxtor from full turnkey to partial turnkey and a reduction in direct labor costs attributable to the relocation of the Company's Hong Kong manufacturing operations to China.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 49.5% from $5.4 million in fiscal 1996 to $8.0 million in fiscal 1997. As a percentage of total revenues, selling, general and administrative expenses were 1.3% and 4.7% in fiscal 1996 and 1997, respectively. The increase in absolute dollars and as a percentage of revenues was the result of increased personnel costs and marketing expenses in the United States to support new customer development efforts aggregating approximately $1.5 million, increased expenses of approximately $350,000 to support the establishment of the new manufacturing facility in China, and the inclusion of approximately $400,000 of Pentagon Systems' expenses commencing with its acquisition in January 1997. During fiscal 1997, the Company also recorded $163,000 of goodwill amortization resulting from the acquisition of Pentagon Systems.

  Restructuring Charge

     During fiscal 1997, the company recorded a charge of $3.0 million associated with the relocation of its Hong Kong manufacturing operations in China. The Company has completed the restructuring activities associated with the move of manufacturing from Hong Kong to China. See Note 6 of Notes to Consolidated Statements.

  Net Interest Expense

     Net interest expense increased from $64,000 in fiscal 1996 to $4.0 million in fiscal 1997 due to the indebtedness incurred in connection with the Recapitalization.

  Provision for Income Taxes

     Historically, the Company's effective tax rate has been lower than the United States federal statutory rate of 35.0% due primarily to the fact that income generated by its foreign operations has been subject to lower or no foreign income taxes. The Company's provision for income taxes for fiscal 1996 and 1997, consisting primarily of foreign income taxes related to its Hong Kong operations, was $1.8 million and $253,000, respectively.

  Change in Fiscal Year

     During fiscal 1997, the Company changed its financial reporting year end from the Saturday nearest to March 31, to the Saturday nearest to April 30. As a result of this change, the Company had a one month transition period.

     During the one month ended April 30, 1996, the company had revenues, gross profit and net income of $23.5 million, $1.7 million and $1.3 million, respectively. The revenues and profitability during this one month period were favorably affected by an increase in unit shipments to Maxtor. Net income for April 1996 was also favorably affected by reversal of approximately $350,000 of previously established employee bonus awards due to changes to awards made by management.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1998

  Total Revenues

     Total revenues increased 84.2% from $169.7 million in fiscal 1997 to $312.5 million in fiscal 1998. The increase in total revenues for such period was primarily due to an increase in the volume of units shipped to Bay Networks, Maxtor and Polycom, as well as an increase in the material content of the units shipped to Maxtor, offset in part by declining unit prices.

     The Company's largest customers during both fiscal 1997 and fiscal 1998 were Maxtor and Bay Networks. Sales to Maxtor for fiscal 1997 and 1998 accounted for approximately 48.6% and 41.5% respectively, of total revenues. Sales to Bay Networks for fiscal 1997 and 1998 were 31.3% and 36.5% of total revenues, respectively. The Company expects revenues derived from sales to Maxtor to decline as a percentage of total revenues in fiscal 1999. Based on orders to date and current forecasts, the Company expects revenues derived from sales to Bay Networks to decline significantly both in absolute dollars and as a percentage of total revenue for the quarter ending July 31, 1998. If the Company does not expand its business with Bay Networks to new product lines, revenues generated by sales to Bay Networks will continue to decline both in absolute dollars and as a percentage of total revenues.

  Gross Profit

     Gross profit increased 97.7% from $14.7 million in fiscal 1997 to $29.0 million in fiscal 1998. Gross profit increased in 1998 principally as a result of (i) increased volume of shipments to both new and existing customers, including Maxtor and Bay Networks, (ii)lower manufacturing costs achieved by transferring Hong Kong manufacturing operations to China, (iii) devaluation of the Thai currency (which resulted in reduced overhead and labor expenses and generated net currency gains of approximately $500,000), and (iv) the sale of excess inventory to a customer which had previously been reserved, offset in part by increased costs associated with the establishment of U.S. manufacturing operations. Gross margin (gross profit as a percentage of total revenues) increased from 8.6% in fiscal 1997 to 9.3% in fiscal 1998 primarily due to the increase in gross profit for the reasons enumerated above. While the Company expects its operations to grow in fiscal 1999, it expects gross margins to decline significantly in the period due to a decline in sales to customers in the data communications industry and an increase in sales to customers in the computer peripherals industry.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 56.8% from $8.0 million in fiscal 1997 to $12.6 million in fiscal 1998. As a percentage of total revenues, selling, general and administrative expenses were 4.7% and 4.0%, respectively, for the same periods. The increase in absolute dollars for fiscal 1998 from fiscal 1997 was a result of increased personnel costs of approximately $1.4 million related to the support of new customers, the inclusion of approximately $1.3 million of expenses (including goodwill amortization) attributable to the operation of Pentagon Systems which was acquired in January 1997 and, to a lesser extent, increased administrative expenses associated with expanding operations in China, Thailand and San Jose, California. The Company expects its selling, general and administrative expenses to increase in absolute dollars in the foreseeable future as it expands its operations to Mexico and installs new enterprise-wide management information systems.

  Net Interest Expense

     Net interest expense decreased from $4.0 million for fiscal 1997 to $3.7 million for fiscal 1998. The decrease in net interest expense during fiscal 1998 was primarily due to the repayment of the Maxtor Notes in October of 1997, offset in part by increased bank borrowings and a higher average interest rate on those borrowings.

  Provision for Income Taxes

     The Company's income tax provision for fiscal 1998 was computed using an effective tax rate of 14.0%. This rate is lower than the United States Federal statutory rate of 35.0% due primarily to the fact that income generated by foreign operations is subject to lower or no foreign income taxes and the Company's United States operations generated losses, for which the Company did not record any tax benefit. At April 30, 1998, the Company had United States federal net operating loss carryforwards of approximately $10.0 million, of which approximately $4.4 million were subject to annual limitations on utilization. As of such date, the Company had gross United States deferred tax assets of approximately $4.6 million. Based on factors which include the Company's history of losses generated by its United States operations and lack of carryback capacity, the Company believes that it is more likely than not that the Company will be unable to realize its United States deferred tax assets. Accordingly, a full valuation reserve for such assets has been recorded. The income tax provision for fiscal 1997 consisted primarily of foreign income taxes related to its Hong Kong operations.

  Liquidity and Capital Resources

     Prior to June 1996, the Company was a wholly-owned subsidiary of Maxtor and funded its operations through cash provided by operations and intercompany financing provided by Maxtor. Since the Recapitalization, the Company has funded its working capital needs and capital expenditures through borrowings under its credit facilities and cash provided by operations. At April 30, 1998, the Company's principal sources of liquidity consisted of cash provided by operations, available borrowings under the Company's credit facilities, and net proceeds from the IPO.

     In fiscal 1996 and fiscal 1997 cash generated from operating activities was $7.7 million and $6.8 million, respectively. In fiscal 1998 cash consumed by operations aggregated $5.1 million. The use of cash from operations in fiscal 1998 was primarily attributable to increased levels of accounts receivable and inventory.

     Cash used in investing activities in fiscal 1996, 1997 and 1998 was $8.9 million, $12.1 million, and $22.6 million, respectively, and related primarily to the purchase of equipment and leasehold improvements associated with expanding the Company's operations in Thailand, China and the United States.

     During fiscal 1997, the Company generated $7.2 million from financing activities, including $12.1 million in net proceeds from sales of Common Stock and Preferred Stock, $12.5 million from issuance of $12.0% junior subordinated notes, and $9.0 million from borrowings under its line of credit. Approximately $25.0 million of these amounts were used to redeem a portion of Maxtor's share ownership in the Company in the Recapitalization.

     During fiscal 1998, the Company generated $28.9 million from financing activities, including net proceeds of $52.5 million from the IPO. During this year, the Company repaid the Maxtor Notes in their entirety and also repaid $3.0 million under its bank line.

     At March 31, 1998, a new committed line of credit was established with Union Bank of California, N.A. and Bank Boston, N.A. that, subject to certain limitations, provided for up to $30 million of borrowing capacity. Availability under this line is restricted to a percentage of qualified accounts receivable. The level of qualified accounts receivable at April 30, 1998 was sufficient to allow for full usage of the line. This line is secured by a pledge of the stock of certain indirect subsidiaries of the Company. This new line of credit expires March 31, 2000. At April 30, 1998, borrowings under the new line of credit were $6 million, compared to $9 million under the previous line of credit at April 30, 1997. At April 30, 1998, the effective interest rate under the line of credit was approximately 7.2%.

     The new line of credit requires the Company to comply with certain financial conditions, including minimum levels of profitability and tangible net worth, minimum financial ratios including a current assets to current liabilities ratio, earnings before interest expense and income taxes to interest expense ratios, and a maximum ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization expenses. The line of credit also imposes certain restrictions, including limits on amounts attributable to capital leases, performance bonds, permitted investments, dividend, employee loans, prepayment of other indebtedness, and capital expenditures. As of April 30, 1998, the Company was in compliance with all such covenants and restrictions.

     In July 1998, the Company increased the availability under the existing line of credit from $30 million to $40 million.

     The Company's future liquidity and cash requirements will depend upon many factors, including the level of revenue generated from its operations, the degree and pace of its expansion or acquisition of facilities and adoption of new manufacturing technology, and the mix of revenue derived from consignment and turnkey manufacturing. The Company anticipates that its planned purchases of capital equipment for fiscal 1999 will require aggregate expenditures of approximately $35 million. The Company believes that funds available under its line of credit and any cash generated from operations will be sufficient to satisfy its currently anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months. Nonetheless, in the event that the Company experiences significant continued growth, the Company may need to finance such growth and any corresponding working capital needs with additional public and private offerings of its debt or equity. There can be no assurances as to the availability of such financing or, if available, the terms thereof.

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

CUSTOMER CONCENTRATION; DEPENDENCE ON CERTAIN INDUSTRIES

     For fiscal 1996, fiscal 1997 and fiscal 1998, Maxtor accounted for approximately 83.1%, 48.6% and 41.5% of total revenues, respectively, and Bay Networks accounted for approximately 1.6%, 31.3% and 36.5% of the Company's total revenues, respectively. For the quarter ended April 30, 1998, Bay Networks accounted for 21.0% of total revenues. Based on orders to date and current forecasts, the Company expects revenue derived from sales to Bay Networks to decline both in absolute dollars and as a percentage of total revenues for the quarter ending July 31, 1998. If the Company does not expand its business with Bay Networks to new product lines, revenues generated by sales to Bay Networks will continue to decline both in absolute dollars and as a percentage of total revenues. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its total revenues. There can be no assurance that the Company's principal customers will continue to purchase services from the Company at current levels, or at all. In the past, certain of the Company's customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the manufacturing services ordered from the Company. Significant reductions in sales to any of the Company's principal customers, or the loss of any one or more major customers, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has no long-term volume purchase commitments from any customers other than Maxtor. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are accentuated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. Accordingly, the Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the computer peripherals, data communications and telecommunication markets. The industry is cyclical and has historically experienced periods of oversupply and varying growth rates resulting in reduced demand and pricing pressures on computer peripherals products. Any factors adversely affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF DEFECTS

     The electronics products manufactured for customers by the Company are highly complex and at times may contain design or manufacturing defects which cannot be detected by product acceptance test procedures. Such defects have been discovered in the past, and there can be no assurance that, despite the Company's quality control and quality assurance efforts, such defects will not occur in the future. In the event such defects occur, the Company could be forced to devote significant resources to remedy the defect, which could have a material adverse effect on the Company's business and operating results. The Company has recently been notified by a customer of a manufacturing defect which has been discovered in a product manufactured by the

Company. Based on the Company's analysis performed so far, the Company currently believes that the ultimate resolution of this issue will not have a material adverse impact on its results of operations; however, the Company can give no assurance of such a positive outcome.

MAXTOR CORPORATION -- BUSINESS RISKS; AFFILIATION

     Maxtor is a wholly-owned subsidiary of Hyundai Electronics America and historically has been the Company's largest customer. Maxtor develops, manufactures and markets hard disk drive storage products for personal computer systems. Maxtor's business depends in large part upon its ability to continue to develop and market new hard disk drive products successfully. Any adverse developments affecting Maxtor could adversely affect its demand for the Company's services. Maxtor has experienced losses in each of the past five fiscal years. During the first half of fiscal 1997, orders from Maxtor were reduced significantly below levels which the Company had expected, and the Company's operating results were adversely affected. The loss of Maxtor's sales volume or a significant portion thereof would have a material adverse effect on the Company's business, financial condition and results of operations.

     Maxtor is contractually entitled to one representative on the Company's Board of Directors. Although Maxtor and the Company have separate managements and boards of directors, Maxtor is a major customer of the Company, a major stockholder, and an executive officer of Maxtor is a member of the Company's board of directors. This creates the risk that the Company may give preference to Maxtor over other customers in the allocation of components in short supply or production capacity or in the pricing of manufacturing services. Concern over such risks could affect the willingness of customers and potential customers of the Company to conduct business with the Company. In an attempt to reduce potential pricing and other conflicts, in June 1996, the Company and Maxtor executed a three-year manufacturing services agreement, (the "Manufacturing Agreement"), the terms of which the Company believes are no less favorable to the Company and no more favorable to Maxtor than arrangements that either company could negotiate with others in an arm's-length transaction. Pursuant to the Manufacturing Agreement, the Company has agreed to provide certain products and services to Maxtor at competitive prices per unit. In addition, Maxtor has agreed to place purchase orders for the Company's manufacture of such products in accordance with certain minimum quarterly volume purchase commitments, which commitments decrease upon each twelve month anniversary of the effective date of the Manufacturing Agreement. Maxtor's commitment to place purchase orders for the Company's manufacture of products is conditioned upon the Company's providing products competitive in both price and quality with alternative suppliers of Maxtor. In the event that Maxtor determines that the products the Company manufactures are not price or quality competitive, and the Company fails within a specified time period to become competitive in price or quality, then Maxtor's quarterly volume purchase commitments shall be reduced to the extent that products are not price or quality competitive. In addition, Maxtor has a second source supplier of services provided by the Company. Conflicts of interest could arise, however, notwithstanding such agreement or upon its termination or renegotiation.

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

LIMITED AVAILABILITY OF MATERIALS

     A significant portion of the Company's total revenues is derived from turnkey manufacturing, in which the Company performs both materials procurement and assembly services and bears the risk of materials price increases. Almost all products manufactured by the Company require one or more materials that are ordered from single or sole sources. Some of these materials are allocated by such single or sole sources in response to supply shortages. In some cases, supply shortages may substantially curtail the Company's production of all assemblies using that component. Further, at various times there have been industry wide shortages of electronic components, particularly DRAMs, memory modules, logic devices, microprocessors, specialized capacitors, crystals, ASICs and other integrated circuits. From time to time, the Company has experienced supply shortages with respect to various types of these components, although such shortages have not had a material adverse effect on the Company's operating results. Nonetheless, materials shortages in the future could result in manufacturing and shipping delays or price increases, which could have a material adverse effect on the Company's business, financial condition or results of operations. Further, the Company relies on a variety of common carriers for materials transportation and routes its materials through various world ports. Any disruption in a common carrier for reason of work stoppage or strike or the shutdown of a major port or airport could result in manufacturing and shipping delays or expediting charges which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

FUTURE CAPITAL NEEDS

     The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures including investments in management information systems, working capital and debt service. The Company has added significant manufacturing capacity and increased capital expenditures over the past two years. It has relocated its Hong Kong manufacturing facilities to China, expanded its facilities in Thailand, established a manufacturing facility in San Jose and, through the acquisition of Pentagon Systems established a design and prototype production operation in San Jose. Recently the company committed to leasing additional space in its China facility and entered into a new lease agreement to establish a manufacturing facility in Mexico, both of which will require additional leasehold improvements and manufacturing equipment. The Company also continues to invest in manufacturing equipment and management information systems. The Company anticipates that its capital expenditures will continue to increase as the Company expands its facilities in Asia and North America, invests in necessary manufacturing equipment and continues to invest in new technologies and equipment to increase the performance and the cost efficiency of its manufacturing operations. Currently the Company has limited cash resources and significant future obligations, and expects that it will require additional capital to support future growth, if any. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company's need to raise additional capital through the issuance of equity securities may result in additional dilution to earnings per share.

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

RISK OF INCREASED TAXES

     The Company has structured its global operations to take advantage of the generally lower statutory income tax rates in Asian countries and certain tax holidays in China and Thailand that have been extended to encourage foreign investment. As part of this structure, the Company renders certain administrative services on behalf of its Asia subsidiaries in the United States. If tax rates were to rise, if the Company's tax holidays were not renewed or if tax authorities were to challenge successfully the adequacy of the amounts paid to the Company for these services or generally the manner in which profits are recognized and allocated among the Company and its subsidiaries, the Company's taxes would increase and its business, financial condition, results of operations or cash flow could be materially adversely affected. The Company believes that profits from its operations in Asia are not sufficiently connected to the United States to give rise to United States taxation, but there can be no assurance that United States tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. In certain circumstances, United States tax law requires a United States parent corporation to recognize as current income profits earned by its foreign subsidiaries. The Company believes that, except for certain passive income which is not expected to be material in amount, these laws should not be applicable to the subsidiaries activities and income, but there can be no assurance that United States tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. If the Company's profits from its Asia operations become subject to United States income taxes, the Company's taxes could increase, and its results of operations and cash flow could be materially adversely affected. The expansion by the Company of its operations in the United States and Mexico may also increase its effective tax rate. The current maximum United States and Mexico federal income tax rates are 35.0% and 34.0% respectively. The Company's effective tax rate for fiscal 1998 was 14.0%.

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

MANAGEMENT OF GROWTH AND EXPANDED OPERATIONS

     During fiscal 1997 and fiscal 1998, the Company experienced a period of rapid expansion through both internal growth and acquisition. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop additional executive officers and hire qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

     New operations, whether foreign or domestic, can require significant start-up costs and capital expenditures. In the event that the Company continues to expand its domestic or international operations, there can be no assurance the Company will be successful in generating revenue to recover start-up and operating costs.

DEPENDENCE ON KEY PERSONNEL

     The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The Company's business will also depend upon its ability to continue to attract and retain qualified employees. Although the Company has been successful in retaining key managerial and technical employees to date, the loss of services of certain key employees, in particular any of its executive officers, could have a material adverse effect on the Company's business, financial condition or results of operations. None of the Company's key employees is party to an agreement that provides the Company with assurance as to his or her continued employment. Moreover, the Company does not maintain key-man life insurance on any of its personnel.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating its information systems to be Year 2000 compliant. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999 and expects to spend a total of $3 to $5 million on the project a portion of which would relate to newly purchased systems and would be capitalized. Once the project is successfully completed the Company anticipates no disruptions in the manufacturing services it provides to its customers as a result of Year 2000 problems; however, no assurance can be given that such updates will be fully completed in a timely manner, that the cost will not become material or that such disruptions will not occur. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts and it is currently unable to anticipate the magnitude, if any, of these issues. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance by the Company or its major suppliers, customers and vendors could materially adversely affect the Company's business, financial condition and results of operations.

CONCENTRATION OF STOCK OWNERSHIP

     As of June 30, 1998, the current directors and executive officers of the Company and their respective affiliates beneficially owned in the aggregate approximately 80.0% of the Company's outstanding shares of Common Stock (including shares issuable pursuant to stock options which may be exercised within 60 days of April 30, 1998). As a result, such persons, acting together, would have the ability to approve or disapprove significant corporate transactions. In addition, the Company's board of directors has the authority to issue up to 10,000,000 shares of undesignated preferred stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated preferred stock, and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The concentration of ownership and the issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                      PAGE
                                                                      ----
        Financial statements:
          Report of Independent Accountants.........................    25
          Report of Independent Auditors............................    26
          Balance Sheets............................................    27
          Statements of operations..................................    28
          Statements of stockholders' equity........................    29
          Statements of cash flows..................................    30
          Notes to financial statements.............................    31
        Financial Statement Schedule:
          II. -- Valuation and Qualifying Accounts and Reserves.....    45

     All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual meeting of Stockholders, to be held on September 16, 1998 (the "1998 Proxy Statement") under the captions "Election of Directors" and Security Ownership of Certain Beneficial Owners and Management -- Compliance with the Reporting Requirements of Section 16(a)." For information regarding executive officers of the Company, see Part I of this Form 10-K under the caption "Business -- Executive Officers of the Registrant."

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the information contained in the 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information contained in the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report on Form 10-K:

        1. Financial Statements

          See Index to Consolidated Financial Statements at Item 8 on page 21 of this Report.

        2. Financial Statement Schedule

          See Index to Consolidated Financial Statements at Item 8 on page 21 of this Report.

        3. Exhibits

    EXHIBIT
     NUMBER                            DESCRIPTION
    --------                           -----------
     2.1+      Recapitalization Agreement dated as of May 16, 1996 by and among the Company, Maxtor and the Investors named therein.
     2.2+      Redemption Agreement dated as of May 16, 1996 by and between the Company and Maxtor.
     3.1+      Amended and Restated Certificate of Incorporation of the
               Company.
     3.3+      Amended and Restated Bylaws of the Company.
     4.1+      Form of Registrant's Common Stock Certificate.
     4.2+      Warrant dated June 13, 1996 issued to Maxtor to purchase
               300,000 shares of Common Stock.
    10.1+      Form of Indemnification Agreement entered into by and
               between the Company and each of its directors and managers.
    10.2+      1996 Stock Option Plan and related agreements.
    10.3+      1997 Stock Plan and related agreements.
    10.4+      1997 Employee Stock Purchase Plan and related agreements.
    10.5+      1997 Non-U.S. Employee Stock Purchase Plan and related
               agreements.
    10.6+      Summary of Management Incentive Plan.
    10.7+      1997 Director Option Plan and related agreements.

    EXHIBIT
     NUMBER                            DESCRIPTION
    --------                           -----------
    10.8+      Form of Common Stock Purchase Agreement dated June 1996 by and between the Company and management.
    10.9+      Stockholders Agreement dated June 16, 1996 by and among the
               Company, the Investor Stockholders and the Management
               Stockholders named therein.
    10.10+     Amendment No. 1 to Stockholders Agreement dated December 24,
               1996 by and among the Company and the Stockholders named
               therein.
    10.11+     Senior Subordinated Promissory Note dated June 10, 1996
               issued by the Company for the benefit of Maxtor.
    10.12+     Senior Subordinated Promissory Note dated June 10, 1996
               issued by Maxtor (Hong Kong) Limited for the benefit of
               Maxtor.
    10.13+     Senior Subordinated Promissory Note dated June 10, 1996
               issued by IMS International Manufacturing Services
               (Thailand) Limited for the benefit of Maxtor.
    10.14+     Manufacturing Services Agreement dated as of June 13, 1996 by and between the Company and Maxtor.
    10.15+     Manufacturing and Purchase Agreement dated as of January 1,
               1996 and between the Company and Bay Networks Centillion
               Business Unit.
    10.16+     Lease Agreement dated March 8, 1995 by and between The
               Industrial Estate Authority of Thailand Ltd. and IMS
               International Manufacturing Services (Thailand) Ltd.
    10.17+     Lease Agreement dated November 1, 1996 by and between The
               Industrial Estate Authority of Thailand Ltd. and IMS
               International Manufacturing Services (Thailand) Ltd.
    10.18+     Lease Agreement dated April 11, 1996 by and between Dongguan
               Municipal Changping Town Maiyuan Administrative District and
               Dongguan IMS Electronics Ltd.
    10.19+     Lease Agreement dated July 9, 1996 by and between Barinet
               Company Limited and IMS International Manufacturing Services
               (Hong Kong) Limited.
    10.20+     Offer Letter dated October 14, 1994 by and between the
               Company and Robert G. Behlman.
    10.21+     Credit Agreement dated as of June 13, 1996 by and among the
               Company, the Lenders referred to therein and Chemical Bank, as amended.
    10.22+     Offer Letter dated October 14, 1994 by and between the
               Company and N.K. Quek.
    10.23+     Offer Letter dated June 1, 1996 by and between the Company and Nathan Kawaye.
    10.24      Lease Agreement dated June 29, 1998 by and between
               Inmobiliaria Nuevo Aeropuerto, S.A. de C.V. and IMS
               International Manufacturing Services de Monterrey, S. de
               R.L. de C.V.
    10.25      Offer Letter dated October 14, 1994 by and between the
               Company and Anthony Pham.
    16.1+      Letter from Ernst & Young LLP dated August 27, 1997,
               Concurring With Statements Made Regarding Change in
               Certifying Accountant.
    21.1       Subsidiaries of the Registrant.
    23.1       Consent of PricewaterhouseCoopers LLP Independent
               Accountants.
    23.2       Consent of Ernst & Young LLP Independent Auditors.
    24.1       Power of Attorney (See page 24).
    27.1       Financial Data Schedule.

---------------
+ This document is incorporated by reference to the Company's Registration
  Statement on Form S-1 (File No. 333-34557), as declared effective on October 22, 1997.

     All other exhibits for which provision is made in Item 601 of Registration S-K of the Securities Act of 1933, as amended, are either not required under the instructions related thereto or are inapplicable, and therefore have been omitted.

     (b) Reports on Form 8-K:

        Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of July, 1998.

                                          International Manufacturing Services,
                                          Inc.

                                          By:     /s/ ROBERT G. BEHLMAN
                                            ------------------------------------
                                                     Robert G. Behlman
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Robert
G. Behlman and Nathan Kawaye and each of them, jointly and severally, as his attorneys-in-fact, each with full power of substitution, for him in any capacities, to sign any and all amendments to the Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                /s/ ROBERT G. BEHLMAN                  Chairman of the Board, President   July 31, 1998
-----------------------------------------------------  and Chief Executive Officer
                  Robert G. Behlman

                  /s/ NATHAN KAWAYE                    Chief Financial Officer and        July 31, 1998
-----------------------------------------------------  Senior Vice President
                    Nathan Kawaye

                /s/ WILLIAM J. ALMON                   Director                           July 31, 1998
-----------------------------------------------------
                  William J. Almon

                  /s/ DIXON R. DOLL                    Director                           July 31, 1998
-----------------------------------------------------
                    Dixon R. Doll

                 /s/ JOHN A. DOWNER                    Director                           July 31, 1998
-----------------------------------------------------
                   John A. Downer

                /s/ FREDRIC W. HARMAN                  Director                           July 31, 1998
-----------------------------------------------------
                  Fredric W. Harman

                   /s/ MARK ROSSI                      Director                           July 31, 1998
-----------------------------------------------------
                     Mark Rossi

                 /s/ J. LARRY SMART                    Director                           July 31, 1998
-----------------------------------------------------
                   J. Larry Smart

                 /s/ PAUL J. TUFANO                    Director                           July 31, 1998
-----------------------------------------------------
                   Paul J. Tufano

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of International Manufacturing Services, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index on page 21 present fairly, in all material respects, the financial position of International Manufacturing Services, Inc. and its subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
May 22, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of International Manufacturing Services, Inc. (formerly the combination of Maxtor (Hong Kong) Limited, International Manufacturing Services (Delaware), Inc., International Manufacturing Services (Cayman Islands), Limited, and International Manufacturing Services (Thailand) each of which was a wholly owned subsidiary of Maxtor Corporation), for the year March 31, 1996. Our audit also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for International Manufacturing Services, Inc. for the year ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Jose, California
April 25, 1996

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                     ASSETS

                                                                   APRIL 30,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $  2,828    $  3,939
  Accounts receivable, less allowance for doubtful accounts
     of $210 and $827.......................................    10,976      34,980
  Accounts receivable from Maxtor and affiliates............     5,344      10,309
  Inventories...............................................    20,242      41,378
  Other current assets......................................     2,612       2,563
                                                              --------    --------
          Total current assets..............................    42,002      93,169
Property and equipment, net.................................    13,936      29,026
Other assets................................................     4,533       4,442
                                                              --------    --------
                                                              $ 60,471    $126,637
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................  $ 22,570    $ 42,375
  Accounts payable to Maxtor................................       358         246
  Accrued liabilities.......................................     6,015      10,713
  Bank borrowings...........................................     9,000       6,000
  Current portion of long-term debt.........................        79          86
                                                              --------    --------
          Total current liabilities.........................    38,022      59,420
Long-term debt, less current portion........................    12,660      12,559
Long-term debt due to Maxtor................................    20,000          --
Deferred tax liabilities....................................       156       1,964
Commitments (Notes 7 and 8)
Stockholder's Equity (deficit):
  Preferred stock $0.001 par value; 8,509,425 and 1,500,000
     shares authorized; 6,000,000 and none shares issued and
     outstanding............................................         6          --
  Common Stock $0.001 par value; 25,500,000 shares
     authorized; 7,327,500 and 18,386,281 shares issued and
     outstanding............................................         7          18
Additional paid-in capital..................................    12,793      65,253
Distributions in excess of net book value (Note 1)..........   (20,608)    (20,608)
Retained earnings (accumulated deficit).....................    (2,565)      8,031
                                                              --------    --------
          Total stockholders' equity (deficit)..............   (10,367)     52,694
                                                              --------    --------
                                                              $ 60,471    $126,637
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FISCAL YEAR ENDED
                                                             ---------------------------------
                                                                               APRIL 30,
                                                             MARCH 31,    --------------------
                                                               1996         1997        1998
                                                             ---------    --------    --------
Revenues:
  Other....................................................  $ 68,361     $ 80,546    $178,637
  Affiliates...............................................   340,487       89,149     133,874
                                                             --------     --------    --------
          Total revenues...................................   408,848      169,695     312,511
Cost of revenues...........................................   395,474      155,028     283,521
                                                             --------     --------    --------
Gross profit...............................................    13,374       14,667      28,990
                                                             --------     --------    --------
Selling, general and administrative........................     5,380        8,041      12,605
Restructuring charge.......................................        --        3,000        (179)
                                                             --------     --------    --------
          Total operating expenses.........................     5,380       11,041      12,426
                                                             --------     --------    --------
Income from operations.....................................     7,994        3,626      16,564
Interest expense...........................................       (64)      (4,048)     (3,776)
Interest and other income..................................        --           76          88
                                                             --------     --------    --------
Income (loss) before income taxes..........................     7,930         (346)     12,876
Provision for income taxes.................................     1,793          253       1,808
                                                             --------     --------    --------
Net income (loss)..........................................     6,137         (599)     11,068
Dividends on convertible preferred stock...................        --          883         472
Net income (loss) available for common stockholders........  $  6,137     $ (1,482)   $ 10,596
                                                             ========     ========    ========
Basic net income (loss) per share..........................  $   0.41     $  (0.18)   $   0.81
                                                             ========     ========    ========
Diluted net income (loss) per share........................  $   0.39     $  (0.18)   $   0.60
                                                             ========     ========    ========
Shares used to compute basic net income (loss) per share...    15,000        8,325      13,091
                                                             ========     ========    ========
Shares used to compute diluted net income (loss) per
  share....................................................    15,578        8,325      18,448
                                                             --------     --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           CONVERTIBLE                                                                RETAINED
                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL    DISTRIBUTIONS       EARNINGS
                       -------------------   --------------------    PAID-IN     IN EXCESS OF NET   (ACCUMULATED
                         SHARES     AMOUNT     SHARES      AMOUNT    CAPITAL        BOOK VALUE        DEFICIT)      TOTAL
                       ----------   ------   -----------   ------   ----------   ----------------   ------------   --------
Balance at March 31,
  1995...............          --    $--      15,000,000    $ 15     $ 1,639         $     --         $  7,008     $  8,662
Capital
  contribution.......          --     --              --      --       2,867               --               --        2,867
Net income...........          --     --              --      --          --               --            6,137        6,137
                       ----------    ---     -----------    ----     -------         --------         --------     --------
Balance at March 31,
  1996...............          --     --      15,000,000      15       4,506               --           13,145       17,666
Net income for April
  1996 to reflect the
  change in the
  Company's fiscal
  year end (Note
  3).................          --     --              --      --          --               --            1,343        1,343
Recapitalization and
  redemption of
  Maxtor stock.......          --     --     (12,015,000)    (12)     (4,507)         (20,608)         (15,571)     (40,698)
Issuance of common
  stock net of
  issuance costs.....          --     --       3,855,000       4       2,531               --               --        2,535
Issuance of
  convertible
  preferred stock,
  net of issuance
  costs..............   6,000,000      6              --      --       9,530               --               --        9,536
Issuance of common
  stock on Pentagon
  Acquisition........          --     --         450,000      --         705               --               --          705
Issuance of common
  stock upon exercise
  of options.........          --     --          37,500      --          28               --               --           28
Net loss.............          --     --              --      --          --               --             (599)        (599)
Dividends on
  convertible
  preferred stock....          --     --              --      --          --               --             (883)        (883)
                       ----------    ---     -----------    ----     -------         --------         --------     --------
Balance at April 30,
  1997...............   6,000,000      6       7,327,500       7      12,793          (20,608)          (2,565)     (10,367)
Conversion of
  Preferred Stock to
  Common Stock.......  (6,000,000)    (6)      6,000,000       6          --               --               --           --
Issuance of Common
  Stock in connection
  with initial public
  offering, less
  issuance costs.....          --     --       5,000,000       5      52,373               --               --       52,378
Issuance of Common
  Stock upon exercise
  of options.........          --     --          58,781      --          46               --               --           46
Amortization of
  deferred
  compensation.......          --     --              --      --          41               --               --           41
Dividends on
  Convertible
  Preferred Stock....          --     --              --      --          --               --             (472)        (472)
Net income...........          --     --              --      --          --               --           11,068       11,068
                       ----------    ---     -----------    ----     -------         --------         --------     --------
Balance at April
  30,1998............          --    $--      18,386,281    $ 18     $65,253         $(20,608)        $  8,031     $ 52,694
                       ==========    ===     ===========    ====     =======         ========         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FISCAL YEAR ENDED
                                                              -------------------------------
                                                                               APRIL 30,
                                                              MARCH 31,   -------------------
                                                                1996        1997       1998
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss).........................................  $  6,137    $   (599)  $ 11,068
  Adjustments to reconcile net income (loss) to net cash
    provided by (used) in operating activities:
    Depreciation and amortization...........................     6,145       6,347      8,521
    Deferred income taxes...................................       300        (144)     1,808
    Other...................................................        12          --         41
    Changes in assets and liabilities:
    Accounts receivable.....................................   (12,682)      5,440    (24,004)
         Accounts receivable from Maxtor and affiliates.....    (4,676)      4,124     (4,965)
         Inventories........................................   (43,577)      3,154    (21,136)
         Other current assets...............................       985        (955)      (432)
         Other assets.......................................       321        (703)      (397)
         Accounts payable...................................    44,358      (5,561)    19,805
         Accounts payable to Maxtor.........................     8,536      (4,565)      (112)
         Accrued liabilities................................     1,029         805      4,698
         Income taxes payable...............................       822        (600)        --
                                                              --------    --------   --------
         Net cash provided by (used in) operating
           activities.......................................     7,710       6,743     (5,105)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net...................    (8,980)     (8,372)   (22,642)
                                                              --------    --------   --------
  Proceeds from disposal of property and equipment..........        45          --         --
  Acquisition of Pentagon Systems, net of cash acquired of
    $700....................................................        --      (3,716)        --
                                                              --------    --------   --------
  Net cash used in investing activities.....................    (8,935)    (12,088)   (22,642)
                                                              --------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit..............        --       9,000     (3,000)
  Proceeds from issuance of notes...........................        --      12,500         --
  Proceeds from issuance of convertible preferred stock.....        --       9,536         --
  Recapitalization and distributions to Maxtor..............        --     (24,998)        --
  Principal payments on debt and capital lease
    obligations.............................................    (1,136)       (606)   (20,094)
  Payment of dividends......................................        --        (797)      (472)
  Capital contribution......................................     2,867          --         --
  Proceeds from issuance of common stock....................        --       2,563     52,424
                                                              --------    --------   --------
         Net cash provided by financing activities..........     1,731       7,198     28,858
                                                              --------    --------   --------
Net change in cash and cash equivalents.....................       506       1,853      1,111
Cash and cash equivalents at beginning of period............       432         975      2,828
                                                              --------    --------   --------
Cash and cash equivalents at end of period..................  $    938    $  2,828   $  3,939
                                                              --------    --------   --------
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
    Interest................................................  $    100    $  2,867   $  3,412
    Income taxes............................................       672         832         50
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Items settled through accounts receivable from affiliates
    Fixed assets transferred from affiliates................  $   (912)   $     --   $     --
    Offset of long-term debt to Maxtor receivable from
     Maxtor.................................................    (4,169)         --         --
  Issuance of note payable to Maxtor in connection with the
    recapitalization........................................        --     (15,700)        --

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

     International Manufacturing Services, Inc. ("IMS" or the "Company") provides original equipment manufacturers ("OEMs") with design, prototype, pre-production services, printed circuit board assembly, product sub-assembly and final assembly on a turnkey basis. Customers also take advantage of a full range of test services, including in-circuit, functional and environmental stress testing at the Company's manufacturing sites in Hong Kong, China and Thailand. The Company's services are sold in transactions denominated in U.S. dollars on a worldwide basis to OEMs with an emphasis on the OEMs based in the United States. The Company conducts its business within one industry segment.

  Fiscal year

     Prior to fiscal 1997, the Company's fiscal year ended on the Saturday nearest to March 31. Commencing with fiscal 1997 the Company's fiscal year ends on the Saturday nearest to April 30. Results of operations for the month of April 1996 were credited directly to retained earnings (see Note 3). The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Saturday nearest to month-end. For purposes of presentation, the Company has indicated its fiscal year as ending on March 31 or April 30, as the case may be and its interim quarterly periods as ending on the respective calendar month-ends.

  Basis of presentation

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

  Recapitalization

     Until June 13, 1996, the Company was a wholly-owned subsidiary of Maxtor Corporation ("Maxtor"). Maxtor acquired the Company's operations as a result of acquisition of certain assets in 1990. Maxtor conducted the Company's business under three distinct wholly-owned subsidiaries incorporated in Delaware, Cayman and Hong Kong, all of which were consolidated pursuant to a legal reorganization in June 1996. Subsequent to the legal reorganization, Maxtor diluted its ownership of IMS to 23.5% through a series of recapitalization and redemption agreements. Under these agreements IMS raised cash of $25 million ($24 million, net of issuance costs) by issuing a combination of common stock, convertible preferred stock and junior subordinated notes to a group of investors.

     IMS redeemed approximately 76.5% of Maxtor's outstanding shares for $25.0 million in cash and issuance of senior subordinated note payable of $20 million (including $4.3 million rolled over from a previously outstanding note payable to Maxtor) and warrants to purchase an additional 300,000 shares of common stock (see Notes 7 and 9). Additionally, Maxtor agreed to purchase from IMS certain minimum quantities of products for a period of three years.

     The redemption of Maxtor's ownership interest has been accounted for as a recapitalization and, accordingly, no change in the accounting basis of the Company's net assets has been made in the accompanying financial statements. The amount of cash paid and note payable issued to Maxtor exceeded the

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

Company's net assets on the date of the transaction and has been recorded in the equity section as distributions in excess of net book value.

  Cash and cash equivalents

     The Company considers all highly liquid investments, which are purchased with a maturity of three months or less, to be cash equivalents. At April 30, 1997 and 1998, all of the Company's investments are classified as cash equivalents on the balance sheet. At April 30, 1997 and 1998 the fair value of the Company's investments approximated cost.

     The Company classifies its investment securities as either held-to-maturity or available-for-sale. At April 30, 1997 and 1998 the Company did not hold any significant investment securities.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method.

  Property and equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the assets, which are generally three to five years for equipment and fifteen years for buildings. Assets held under capital leases are amortized using the straight-line method over the term of the lease or their estimated useful lives, whichever is shorter.

     The Company evaluates the realizability of long-term assets on an ongoing basis in light of changes in business conditions, events or circumstances that may indicate the potential impairment of long-term assets.

  Goodwill

     Goodwill, arising from the Pentagon Systems acquisition (see Note 5), has been included in other assets and is being amortized over its estimated useful life of seven years.

  Revenue recognition

     Revenue is recognized upon product shipment. A provision for the estimated cost to repair or replace products under warranty is recorded at the time of sale based on historical experience.

     Revenue and related costs can vary significantly based on whether projects are contracted on a turnkey basis, where the Company purchases all materials to manufacture the goods, or contracted on a consignment basis, where materials are provided by the customer. During fiscal 1998, sales to Maxtor were contracted both on a full turnkey as well as a partial consignment basis and sales to other customers were generally contracted for on a turnkey basis. During fiscal 1997, sales to Maxtor were contracted for on a partial consignment basis and sales to other customers were contracted for on a turnkey basis. However, during fiscal 1996, substantially all projects were contracted for on a turnkey basis. Management believes that if the partial turnkey arrangement had been in place with Maxtor during fiscal year 1996, the net impact of such arrangement on reported gross profit and income from operations for fiscal year 1996 would not have been material.

  Foreign currency translation

     The U.S. dollar is the functional currency of the Company's foreign subsidiaries. Exchange gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. To date such amounts have not been material. The Company has not undertaken any material foreign currency hedging activities.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

  Income taxes

     The Company accounts for income taxes using an asset and liability approach and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements. No provision for U.S. deferred income taxes is made for the undistributed earnings of the Company's foreign subsidiaries to the extent such earnings are deemed to be indefinitely reinvested in such operations. Prior to the Recapitalization, the Company's income (loss) from its U.S. operations was included in the consolidated tax returns of Maxtor. For the purposes of preparing these financial statements, the Company has computed its provision for income taxes for periods prior to the Recapitalization on a separate return basis.

  Stock-based compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's common stock on the grant date. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (see Note 10).

  Earnings per share

     The Company has adopted Statement of Accounting Standard No. 128 ("FAS 128"), Earnings Per Share ("EPS"). FAS 128 requires presentation of both basic and diluted EPS. For all periods presented, basic EPS as presented is computed by dividing net income (loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common stock shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and accounts receivable. The Company's investment policies limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit-worthy. The Company's products are sold worldwide to OEMs with an emphasis on the United States market. The Company performs ongoing credit evaluations of its customers' financial condition and at times does require collateral for its receivables. The Company maintains reserves for potential credit losses. As of April 30, 1997, three customers accounted for approximately 34%, 32% and 11% of the accounts receivable balance. As of April 30, 1998, four customers accounted for approximately 34%, 22%, 14% and 12% of the accounts receivable balance.

  Recent accounting pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Comprehensive income as defined included all changes in equity (net assets) during the period from non-owner sources. Reclassifications of financial statements for earlier periods for comparative purposes is required. The Company will adopt FAS 130 in its fiscal 1999 financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of An Enterprise and Related Information." FAS 131 revises information regarding the reporting of certain operating segments for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt FAS 131 in its 1999 fiscal financial statements, although currently it is not anticipated that it will have any significant impact on its financial statement reporting requirements.

NOTE 2 -- BALANCE SHEET COMPONENTS

                                                              APRIL 30,
                                                              ---------
                                                           1997        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Inventories:
  Raw materials........................................  $ 17,675    $ 36,268
  Work-in-process......................................     2,359       3,666
  Finished Goods.......................................       208       1,444
                                                         --------    --------
          Total inventories............................  $ 20,242    $ 41,378
                                                         --------    --------

Property and equipment:
  Machinery and equipment..............................  $ 37,228    $ 52,194
  Furniture and fixtures...............................     2,018       3,776
  Building and leasehold improvements..................     4,027       5,463
                                                         --------    --------
                                                           43,273      61,433
  Less: Accumulated depreciation and amortization......   (29,337)    (32,407)
                                                         --------    --------
          Total property and equipment.................  $ 13,936    $ 29,026
                                                         --------    --------

Accrued liabilities:
  Accrued employee compensation........................  $  1,197    $  1,987
  Other accrued liabilities............................     4,818       8,726
                                                         --------    --------
          Total accured liabilities....................  $  6,015    $ 10,713
                                                         ========    ========

     Machinery and equipment at April 30, 1997 and 1998 include approximately $321,000 and $251,000 of assets under leases that have been capitalized. Accumulated depreciation for such equipment at April 30, 1997 and 1998 approximated $84,000 and $89,000, respectively.

NOTE 3 -- CHANGE IN FISCAL YEAR

     During fiscal 1997, the Company changed its financial reporting year end from the Saturday closest to March 31, to the Saturday closest to April 30. As a result of this change, the Company had a one month transition period.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

     The consolidated statement of operations and statement of cash flows data for the one month ended April 30, 1996 are summarized below (in thousands).

                                                              MONTH ENDED
                                                               APRIL 30,
                                                                 1996
                                                              -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues from product sales...............................   $ 23,541
  Cost of revenues from product sales.......................     21,847
                                                               --------
  Gross profit..............................................      1,694
  Selling, general and administrative.......................        204
                                                               --------
  Income from operations....................................      1,490
  Interest income, net of interest expense..................         (3)
                                                               --------
  Income before income taxes................................      1,493
  Provision for income taxes................................        150
                                                               --------
  Net income................................................   $  1,343
                                                               ========

CONSOLIDATED STATEMENT OF CASH FLOW DATA:
  Cash flows from operating activities:
     Net income.............................................   $  1,343
     Adjustment to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization........................        742
     Changes in assets and liabilities:
       Accounts receivable..................................     (2,472)
       Accounts receivable from Maxtor and affiliates.......      2,363
       Inventories..........................................     21,981
       Other current assets.................................       (987)
       Accounts payable.....................................    (19,729)
       Accounts payable to Maxtor...........................     (3,613)
       Accrued liabilities..................................        637
       Income taxes payable.................................        (29)
                                                               --------
          Net cash provided by operating activities.........        236
                                                               --------
  Cash flows from financing activities:
     Principal payments on debt and capital lease
       obligations..........................................       (199)
                                                               --------
          Net cash used in financing activities.............       (199)
                                                               --------
  Net change in cash and cash equivalents...................         37
  Cash and cash equivalents at beginning of period..........        938
                                                               --------
  Cash and cash equivalents at end of period................   $    975
                                                               ========

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

NOTE 4 -- EARNINGS PER SHARE

     FAS 28 requires the reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows (in thousands, except per share amounts):

                                                1996                            1997                             1998
                                     ---------------------------   -------------------------------   ----------------------------
                                      NET              PER SHARE   NET (LOSS)            PER SHARE     NET              PER SHARE
                                     INCOME   SHARES    AMOUNT       INCOME     SHARES    AMOUNT     INCOME    SHARES    AMOUNT
                                     ------   ------   ---------   ----------   ------   ---------   -------   ------   ---------
Basic EPS:
  Net income (loss) available for
    common stockholders............  $6,137   15,000     $0.41      $(1,482)    8,325     $(0.18)    $10,596   13,091     $0.81
                                                         =====                            ======                          =====
Effects of dilutive securities:
  Stock options....................      --      578                     --        --                     --    2,497
  Preferred Stock..................      --       --                     --        --                    472    2,860
                                     ------   ------                -------     -----                -------   ------
Diluted EPS:
  Net income (loss)................  $6,137   15,578     $0.39      $(1,482)    8,325     $(0.18)    $11,068   18,448     $0.60
                                     ======   ======     =====      =======     =====     ======     =======   ======     =====

     Options to purchase 589,000 shares of common stock were outstanding at April 30, 1998 but were not included in the computation of diluted EPS as their average exercise price was higher than the average market price of the stock. Options to purchase 2,800,000 options of common stock were outstanding at April 30, 1997 but were not included in the computation of diluted EPS as the Company was in a loss situation and to do so would have been anti-dilutive.

NOTE 5 -- PENTAGON SYSTEMS ACQUISITION

     In January 1997, the Company acquired the assets of Pentagon Systems ("Pentagon") for $4.4 million in cash, issuance of 450,000 shares of Class A Common Stock and the assumption of certain liabilities. Pentagon provides computer design related engineering services and assembly of computer components to original equipment manufacturers from facilities located in San Jose.

     The acquisition was accounted for as a purchase and, accordingly, Pentagon's net assets and results of operations have been included in the Consolidated Financial Statements from the acquisition date. The excess of the purchase price over the fair value of the net assets acquired aggregated $3.4 million and has been included in other assets as goodwill. Goodwill amortization totaled $652,000 at April 30, 1998.

NOTE 6 -- RESTRUCTURING CHARGE

     In June 1996, the Company implemented a restructuring plan to significantly reduce its manufacturing operations in Hong Kong. The costs of restructuring actions totaled $3 million and involved the termination of approximately 900 employees with an associated cost of approximately $2.3 million and excess facilities costs of approximately $700,000. All of the restructuring actions were substantially completed by July 31, 1997 and the remainder of the restructuring reserve of $179,000 was reversed in fiscal 1998.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

NOTE 7 -- DEBT AND BANKING ARRANGEMENTS

                                                               APRIL 30,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Senior subordinated notes due through 2002...............  $20,000    $    --
12% junior subordinated notes due through 2005...........   12,500     12,500
Line of credit...........................................    9,000      6,000
Capital lease obligations................................      239        145
                                                           -------    -------
                                                            41,739     18,645
Current portion of capital lease obligations and
  short-term borrowings..................................   (9,079)    (6,086)
                                                           -------    -------
Long-term debt and capital lease obligations.............  $32,660    $12,559
                                                           =======    =======

     The senior subordinated notes were repaid in fiscal 1998 upon the closing of the initial public offering. The junior subordinated notes are repayable in full in the event of a sale or transfer of all or substantially all of the assets of the Company on a consolidated basis or a merger to which the Company is a party, unless to do so would violate the terms of the bank credit facility.

     At April 30, 1998, management believes the fair values of the Company's debt approximates book value based on prevailing interest rates.

     At April 30, 1998, future minimum principal payments on long-term debt and capitalized lease obligations were as follows (in thousands):

           FISCAL YEAR ENDING APRIL 30,
           ----------------------------
  1999.............................................  $    86
  2000.............................................       59
  2001.............................................       --
  2002.............................................       --
  2003.............................................       --
  Thereafter.......................................   12,500
                                                     -------
                                                     $12,645
                                                     =======

     In June 1996, the Company entered into a five year loan and security agreement (the "Loan Agreement") with a U.S. bank which provided for borrowings of up to $32 million. Borrowings under the Loan Agreement bore interest at LIBOR plus 2.25% or an alternate base rate plus 1.25% and were secured by all of the Company's assets. At April 30, 1997, borrowings under the Loan Agreement totaled $9 million. In March 1998, the Company canceled the existing line and entered into a two-year revolving line of credit (the "Line of Credit") with a group of U.S. banks which provides for borrowings of up to $30 million. The Loan Agreement expires March 31, 2000. The availability of borrowings under the Loan Agreement is restricted based on levels of qualified accounts receivable. At April 30, 1998, the Company incurred interest at either the prime rate or LIBOR plus 1.25%. The effective interest rate for borrowings under the Loan Agreement was approximately 7.2% as of April 30, 1998. At April 30, 1998, borrowings under the Loan Agreement totaled $6.0 million and $24.0 million was available for additional borrowings. The Loan Agreement requires the Company to maintain certain financial ratios and covenants. The Company was in compliance with such covenants as of April 30, 1998.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

NOTE 8 -- LEASE COMMITMENTS

     The Company leases certain property, facilities and equipment under noncancelable capital and operating leases. Future minimum lease payments under these leases as of April 30, 1998 were as follows:

                                                              CAPITAL   OPERATING
                FISCAL YEAR ENDING APRIL 30,                  LEASES     LEASES
                ----------------------------                  -------   ---------
                                                                (IN THOUSANDS)
  1999......................................................   $ 95      $ 2,830
  2000......................................................     62        2,137
  2001......................................................     --        2,116
  2002......................................................     --        1,712
  2003......................................................     --        1,473
  Thereafter................................................     --        6,154
                                                               ----      -------
  Total minimum lease payments..............................    157      $16,422
                                                                         =======
  Less amount representing interest.........................     12
                                                               ----
                                                               $145
                                                               ====

     Rent expense for operating leases was $2,732,000, $3,158,000 and $2,615,000 during the years ended March 31, 1996, April 30, 1997, and April 30, 1998, respectively.

NOTE 9 -- STOCKHOLDERS' EQUITY

  Preferred Stock

     At April 30, 1997, the aggregate authorized number of preferred shares was 8,509,425 of which 6,000,000 and 2,509,425 were designated as Series A and Series B, respectively.

     Each share of Series A and Series B was converted into one share of Common Stock upon the completion of the underwritten public offering (IPO) of Common Stock in October 1997 and the Company's authorized preferred share capital was revised to 1,500,000 shares. The holders of Series A and Series B had voting rights equal to Common Stock on an if-converted basis.

  Common Stock

     In conjunction with the recapitalization (Note 1), the Company issued Maxtor warrants to purchase 300,000 shares of its Class A common stock at approximately $6.67 per share. The warrants had a term of ten years but were exercisable only in the event that the Company failed to repay the 7% senior subordinated debt due to Maxtor by June 13,1998. The loan was repaid in October 1997 following the completion of the IPO and accordingly the warrants expired without being exercised.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

  1996 Stock Option Plan

     Pursuant to the terms of the Company's 1996 Stock Option Plan ("Option Plan"), options to purchase 3,352,500 shares of common stock may be granted to employees, directors and consultants with an exercise price of not less than the fair value at the date of grant. The plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest in annual increments of 25% for the first year and monthly thereafter. However, 2,136,000 options granted in June and July 1996 provided for 25% vesting immediately upon grant. As of April 30, 1998, 492,986 shares were available for issuance.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

  1997 Stock Option Plan

     In August 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") and reserved 1,750,000 shares of the Company's Common Stock for issuance thereunder. The 1997 Plan provides for granting of stock options to employees, directors and consultants with an exercise price of not less than the fair value at the date of the grant. The plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest in monthly increments over a four year period. At April 30, 1998, 549,250 shares were available for issuance under the 1997 Plan.

  1997 Director Option Plan

     In August 1997, the Company adopted the 1997 Director Option Plan ("Director's Plan") and reserved 225,000 shares of the Company's Common Stock for issuance thereunder. The plan provides that options may be granted at a price not less than the fair value at the date of grant. The Director's Plan provides for an initial option grant to purchase 25,000 shares of Common Stock to each new nonemployee director of the Company at the date he or she becomes a director. Each nonemployee director and Chairman of the Board of Directors will annually be granted an option to purchase 10,000 shares of Common Stock, respectively. An initial grant of 10,000 shares was made to each of the seven nonemployee directors upon the effectiveness of the Company's initial public offering at the initial public offering price of $11.50. At April 30, 1998, approximately 155,000 shares were available for issuance under the Director's Plan.

     The following is a summary of activity under the 1996 Plan, 1997 Plan and Director's Plan during the years ended April 30, 1997 and 1998.

                                                                      WEIGHTED
                                                                      AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Options outstanding at beginning of year............         --        $   --
Options granted.....................................  2,901,750        $ 0.95
Options exercised...................................    (37,500)       $ 0.73
Option returned to plan.............................    (36,750)       $ 1.09
                                                      ---------
Options outstanding at April 30, 1997...............  2,827,500        $ 0.95
Options granted.....................................  1,490,249        $10.47
Options exercised...................................    (58,781)       $ 0.79
Options returned to plan............................   (224,985)       $ 2.92
                                                      ---------
Options outstanding at April 30, 1998...............  4,033,983        $ 4.30
                                                      =========

     Significant option groups outstanding at April 30, 1998 and related weighted average exercise price and remaining life were as follows:

                                            OUTSTANDING            EXERCISABLE
                                        -------------------    -------------------     REMAINING
         EXERCISE PRICE RANGE            SHARES      PRICE      SHARES      PRICE     LIFE (YEARS)
         --------------------           ---------    ------    ---------    ------    ------------
$0.74 - $ 2.00........................  2,653,733    $ 0.90    1,792,079    $ 0.83        8.24
$4.00 - $ 8.00........................     88,000    $ 4.59       14,813    $ 4.20        9.25
$8.25 - $11.50........................  1,292,250    $11.25       21,385    $10.18        9.49
                                        ---------    ------    ---------    ------
                                        4,033,983    $ 4.30    1,828,277    $ 0.97        8.66
                                        =========    ======    =========    ======

  Employee Stock Purchase Plan

     The Company's 1997 Employee Stock Purchase Plan and 1997 Non-U.S. Employee Stock Purchase Plan ("Purchase Plans") were approved by the Company in August 1997. Under the Purchase Plans a total of

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

250,000 shares of Common Stock have been reserved for issuance. As of April 30, 1998, no shares have been purchased under the Purchase Plans.

  Certain pro forma disclosures

     Had compensation cost for the Company's stock option plans been determined based on the fair value of such options at the grant dates as prescribed by FAS No. 123, the Company's adjusted net income (loss) would have been as follows (in thousands, except per share amounts):

                                                                APRIL 30,
                                                            -----------------
                                                             1997      1998
                                                            ------    -------
Net income (loss):
  As reported.............................................  $ (599)   $11,068
  Pro forma...............................................    (785)    10,030
Basic net income (loss) per share:
  As reported.............................................  $(0.18)   $  0.81
  Pro forma...............................................   (0.20)      0.73
Diluted net income (loss) per share:
  As reported.............................................  $(0.18)   $  0.60
  Pro forma...............................................   (0.20)      0.54

     No pro forma information was presented for the fiscal year ended March 31, 1996 since each of the Company's various stock option plans were adopted in fiscal years 1997 or 1998 and, accordingly, no stock options were granted under these stock option plans prior to 1997. For the year ended April 30, 1997, the fair value of each option on the date of the grant was determined utilizing the minimum value method as the Company was non-public. For the year ended April 30, 1998, the fair value of each option on the date of grant was determined utilizing the Black-Scholes model. To determine the value of each option on the date of grant the following assumptions were used for the year ended April 30:

                                                              1997    1998
                                                              ----    ----
Expected life (years).......................................     4       4
Risk free interest rate.....................................  6.42%   5.89%
Dividend yield..............................................  0.00%   0.00%
Volatility..................................................  0.00%     70%

     The weighted-average estimated grant-date fair value for options granted under the Company's various stock option plans during fiscal 1997 and 1998 were $0.26 and $5.85, respectively.

  401(k) plan

     Effective January 1, 1997, the Company adopted the 401(k) Plan (the "401(k) Plan") for its U.S. employees that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed 15% of their total compensation. The Company, at its discretion, may make contributions for the benefit of eligible employees. The Company's contributions to the 401(k) Plan for fiscal 1997 and 1998 were not material.

NOTE 11 -- INCOME TAXES

     The income (loss) before income taxes included $9,432,000, $5,710,000 and $19,477,000 of income relating to the non U.S. operations of the Company for fiscal 1996, 1997 and 1998, respectively.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

     The provision for income taxes consists of the following (in thousands):

                                                                    APRIL 30,
                                                    MARCH 31,    ---------------
                                                      1996       1997      1998
                                                    ---------    -----    ------
Current:
  Foreign.........................................   $1,493      $ 397    $   --
Deferred:
  Domestic........................................       --         --     1,380
  Foreign.........................................      300       (144)      428
                                                     ------      -----    ------
                                                     $1,793      $ 253    $1,808
                                                     ======      =====    ======

     A reconciliation of the tax provision to the amounts computed using the statutory U.S. federal income tax rate of 35% is as follows (in thousands):

                                                                 APRIL 30,
                                                MARCH 31,    ------------------
                                                  1996        1997       1998
                                                ---------    -------    -------
Tax (benefit) at U.S. federal statutory
  rate........................................   $ 2,776     $  (121)   $ 4,507
Tax savings from foreign operations...........    (1,483)     (1,746)    (5,009)
Nondeductible interest, goodwill and other....        --         320        110
Valuation allowance...........................       500       1,800      2,200
                                                 -------     -------    -------
                                                 $ 1,793     $   253    $ 1,808
                                                 =======     =======    =======

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and (liabilities) are as follows (in thousands):

                                                               APRIL 30,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Net operating loss carryforwards.........................  $ 2,400    $ 4,600
Depreciation.............................................     (156)      (584)
Undistributed earnings of foreign subsidiaries...........       --     (1,380)
                                                           -------    -------
                                                             2,244      2,636
Valuation reserve........................................   (2,400)    (4,600)
                                                           -------    -------
                                                           $  (156)   $(1,964)
                                                           =======    =======

     The Company enjoys a tax holiday in Thailand which expires in the year 2003. The net impact of the tax holiday was an increase in net income of $750,000 in fiscal 1996 ($0.05 per share), to decrease net loss by $1,800,000 ($0.11 per share) in fiscal 1997 and an increase in net income of $5,422,000 ($0.29 per share) in fiscal 1998.

     At April 30, 1998, the Company has approximately $10,000,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future U.S. taxable income; such carryforwards expire at various dates beginning in the year 2010. Under the U.S. tax laws, the amount of and benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of 50% over a three year period. At April 30, 1998, approximately $4,000,000 of the Company's net operating losses were subject to annual limitations.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

     Based on factors which include a history of losses generated by the U.S. operations and the lack of carryback capacity, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its U.S. deferred tax assets and thus a full valuation reserve has been recorded.

     As of April 30, 1998, no U.S. taxes had been provided with respect to approximately $23,500,000 of earnings from foreign operations which are considered to be permanently reinvested outside of the United States.

NOTE 12 -- TRANSACTIONS WITH AFFILIATES

     Revenues from affiliates include sales to Maxtor and other entities related to Maxtor through Maxtor's parent company, Hyundai Electronics America.

     Prior to the Recapitalization and for a short period subsequent thereto, Maxtor provided varying levels of corporate, general and administrative support to the Company's U.S. operations. Charges for these services were estimated based upon actual costs incurred, to the extent practical, and reasonable estimations made by Maxtor management, when actual identification was not possible. Charges to the Company from Maxtor for fiscal 1996 and 1997 aggregated $37,000 and $49,000, respectively.

     Prior to the Recapitalization, the Company's principal sources of liquidity were interest-free intercompany borrowings from Maxtor and favorable payment terms on sales to Maxtor. Subsequent to the Recapitalization, the payment terms for sales made to Maxtor were normalized.

     Prior to the Recapitalization, there were no terms of settlement or interest charges associated with the intercompany account balance between the Company and Maxtor. The balance was primarily the result of the Company's participation in Maxtor's central cash management program, wherein all the Company's cash receipts were remitted to Maxtor and all cash disbursements were funded by Maxtor.

     The following is an analysis of transactions in the intercompany account between the Company and Maxtor for fiscal 1996 and the two months ended May 31, 1996 (in thousands):

                                                      FISCAL YEAR    TWO MONTHS
                                                         ENDED         ENDED
                                                       APRIL 30,      MAY 31,
                                                         1996           1996
                                                      -----------    ----------
Beginning balance...................................   $  10,496      $ 11,368
Sales to Maxtor.....................................     339,577        42,103
Net receipts from Maxtor............................    (330,551)      (54,498)
Cash disbursements made by Maxtor on behalf of the
  Company...........................................      (3,985)         (126)
Settlement of loan to Maxtor........................      (4,169)           --
                                                       ---------      --------
Ending balance......................................   $  11,368      $ (1,153)
                                                       =========      ========
Average balance during the year.....................   $   7,999      $  5,313

     Total sales to affiliates reflected on the consolidated statement of operations for the fiscal year ended March 31, 1996 is $910,000 higher than the reconciliation above due to sales made to another related party.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

     In addition, an analysis of transactions in the long-term debt due to Maxtor, for which there were no terms of settlement or interest charges for the year ended March 31, 1996 and the two months ended May 31, 1996, follows (in thousands):

                                                       FISCAL YEAR    TWO MONTHS
                                                          ENDED         ENDED
                                                        MARCH 31,      MAY 31,
                                                          1996           1996
                                                       -----------    ----------
Beginning balance....................................    $ 8,469        $4,300
Settlement of loan to Maxtor.........................     (4,169)           --
                                                         -------        ------
Ending balance.......................................    $ 4,300        $4,300
                                                         -------        ------
Average balance during the year......................    $ 6,385        $4,300
                                                         =======        ======

NOTE 13 -- SIGNIFICANT CUSTOMERS AND FOREIGN OPERATIONS

     The Company provides its customers with printed circuit board assembly, product sub-assembly and final assembly on both a turnkey and consignment basis. The Company markets and sells its products through a direct sales force to OEM's worldwide, with an emphasis on the U.S. market. The Company operates in a single industry segment. The following table summarizes the percentage of net sales to significant customers with revenues of 10% or more:

                                                  FISCAL YEAR      FISCAL YEAR ENDED
                                                     ENDED             APRIL 30,
                                                   MARCH 31,       ------------------
                                                     1996           1997        1998
                                                  -----------      ------      ------
Maxtor..........................................      83%            48%         41%
Diamond Multimedia..............................      13%             *           *
Bay Networks....................................       *             31%         37%

     No other customer accounted for 10% or more the Company's total revenues during 1996, 1997 and 1998.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

     The Company's operations by geographical region were as follows (in thousands):

                                                             FISCAL YEAR     FISCAL YEAR ENDED
                                                                ENDED            APRIL 30,
                                                              MARCH 31,     --------------------
                                                                1996          1997        1998
                                                             -----------    --------    --------
Revenues:
  Sales to unaffiliated customers:
     United States.........................................   $     --      $  1,931    $ 20,500
     Far East..............................................     68,361        78,615     158,137
                                                              --------      --------    --------
                                                                68,361        80,546     178,637
  Sales to affiliated customers:
     Far East..............................................    340,487        89,149     133,874
                                                              --------      --------    --------
          Total revenues...................................   $408,848      $169,695    $312,511
                                                              ========      ========    ========
  Income (loss) from operations:
     United States.........................................   $ (1,402)     $ (3,332)   $ (4,259)
     Far East..............................................      9,396         6,958      20,823
                                                              --------      --------    --------
          Total operating income...........................   $  7,994      $  3,626    $ 16,564
                                                              ========      ========    ========
  Identifiable assets at year end:
     United States.........................................                 $  6,753    $ 68,102
     Far East..............................................                   53,718      58,535
                                                                            --------    --------
          Total identifiable assets........................                 $ 60,471    $126,637
                                                                            ========    ========

---------------
* Less than 10% of net revenues.

     Revenues are designated as to the country which records the sale. Far East is comprised of the Company's subsidiaries in Hong Kong, Thailand (commenced operations at the end of fiscal 1995) and Peoples' Republic of China (commenced operations in fiscal 1997).

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

                                                                     SCHEDULE II

                      INTERNATIONAL MANUFACTURING SERVICES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                  BALANCE AT       ADDITIONS
                                                 BEGINNING OF   CHARGED TO COST                BALANCE AT END
                                                    PERIOD        AND EXPENSE     DEDUCTIONS     OF PERIOD
                                                 ------------   ---------------   ----------   --------------
Year end March 31, 1996, Allowance for doubtful
  accounts.....................................      $ --            $266            $(31)          $235
Year ended April 30, 1997, Allowance for
  doubtful accounts............................      $235            $ 46            $(71)          $210
Year ended April 30, 1998, Allowance for
  doubtful accounts............................      $210            $653            $(36)          $827

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

                                 EXHIBIT INDEX

                                                                              SEQUENTIALLY
    EXHIBIT                                                                     NUMBERED
     NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    --------    ------------------------------------------------------------  ------------
     2.1+       Recapitalization Agreement dated as of May 16, 1996 by and among the Company, Maxtor and the Investors named therein.
     2.2+       Redemption Agreement dated as of May 16, 1996 by and between the Company and Maxtor.
     3.1+       Amended and Restated Certificate of Incorporation of the
                Company.
     3.3+       Amended and Restated Bylaws of the Company.
     4.1+       Form of Registrant's Common Stock Certificate.
     4.2+       Warrant dated June 13, 1996 issued to Maxtor to purchase
                300,000 shares of Common Stock.
    10.1+       Form of Indemnification Agreement entered into by and
                between the Company and each of its directors and managers.
    10.2+       1996 Stock Option Plan and related agreements.
    10.3+       1997 Stock Plan and related agreements.
    10.4+       1997 Employee Stock Purchase Plan and related agreements.
    10.5+       1997 Non-U.S. Employee Stock Purchase Plan and related
                agreements.
    10.6+       Summary of Management Incentive Plan.
    10.7+       1997 Director Option Plan and related agreements.
    10.8+       Form of Common Stock Purchase Agreement dated June 1996 by and between the Company and management.
    10.9+       Stockholders Agreement dated June 16, 1996 by and among the
                Company, the Investor Stockholders and the Management
                Stockholders named therein.
    10.10+      Amendment No. 1 to Stockholders Agreement dated December 24,
                1996 by and among the Company and the Stockholders named
                therein.
    10.11+      Senior Subordinated Promissory Note dated June 10, 1996
                issued by the Company for the benefit of Maxtor.
    10.12+      Senior Subordinated Promissory Note dated June 10, 1996
                issued by Maxtor (Hong Kong) Limited for the benefit of
                Maxtor.
    10.13+      Senior Subordinated Promissory Note dated June 10, 1996
                issued by IMS International Manufacturing Services
                (Thailand) Limited for the benefit of Maxtor.
    10.14+      Manufacturing Services Agreement dated as of June 13, 1996 by and between the Company and Maxtor.
    10.15+      Manufacturing and Purchase Agreement dated as of January 1,
                1996 and between the Company and Bay Networks Centillion
                Business Unit.
    10.16+      Lease Agreement dated March 8, 1995 by and between The
                Industrial Estate Authority of Thailand Ltd. and IMS
                International Manufacturing Services (Thailand) Ltd.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.

                                                                              SEQUENTIALLY
    EXHIBIT                                                                     NUMBERED
     NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    --------    ------------------------------------------------------------  ------------
    10.17+      Lease Agreement dated November 1, 1996 by and between The
                Industrial Estate Authority of Thailand Ltd. and IMS
                International Manufacturing Services (Thailand) Ltd.
    10.18+      Lease Agreement dated April 11, 1996 by and between Dongguan
                Municipal Changping Town Maiyuan Administrative District and
                Dongguan IMS Electronics Ltd.
    10.19+      Lease Agreement dated July 9, 1996 by and between Barinet
                Company Limited and IMS International Manufacturing Services
                (Hong Kong) Limited.
    10.20+      Offer Letter dated October 14, 1994 by and between the
                Company and Robert G. Behlman.
    10.21+      Credit Agreement dated as of June 13, 1996 by and among the
                Company, the Lenders referred to therein and Chemical Bank, as amended.
    10.22+      Offer Letter dated October 14, 1994 by and between the
                Company and N.K. Quek.
    10.23+      Offer Letter dated June 1, 1996 by and between the Company and Nathan Kawaye.
    10.24       Lease Agreement dated June 29, 1998 by and between
                Inmobiliaria Nuevo Aeropuerto, S.A. de C.V. and IMS
                International Manufacturing Services de Monterrey, S. de
                R.L. de C.V.
    10.25       Offer Letter dated October 14, 1994 by and between the
                Company and Anthony Pham.
    16.1+       Letter from Ernst & Young LLP dated August 27, 1997,
                Concurring With Statements Made Regarding Change in
                Certifying Accountant.
    21.1        Subsidiaries of the Registrant.
    23.1        Consent of PricewaterhouseCoopers LLP Independent
                Accountants.
    23.2        Consent of Ernst & Young LLP Independent Auditors.
    24.1        Power of Attorney (See page 24).
    27.1        Financial Data Schedule.

---------------
+ This document is incorporated by reference to the Company's Registration
  Statement on Form S-1 (File No. 333-34557), as declared effective on October 22, 1997.

     All other exhibits for which provision is made in Item 601 of Registration S-K of the Securities Act of 1933, as amended, are either not required under the instructions related thereto or are inapplicable, and therefore have been omitted.