Form 10-Q
period 1998-07-31
INTERNATIONAL MANUFACTURING SERVICES INC
filed 1998-09-14
CIK 1018797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

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

Yes [X]          No [ ]

As of July 31, 1998, 16,054,904 shares of the Registrant's Class A Common Stock, $.001 par value, and 2,509,425 shares of the Registrant's Class B Common Stock, $.001 par value, were issued and outstanding.

INTERNATIONAL MANUFACTURING SERVICES, INC.

INDEX TO FORM 10Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at July 31, 1998 and April 30,
        1998

        Condensed Consolidated Statements of Operations for the three months ended July 31, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 1998 and 1997

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                    UNAUDITED

                                                                    July 31,        April 30,
                                                                      1998            1998
                                                                   ---------        ---------
ASSETS
Current assets:
    Cash and cash equivalents                                      $  12,395        $   3,939
    Accounts receivable, net                                          71,946           45,289
    Inventories                                                       34,132           41,378
    Other current assets                                               2,596            2,563
                                                                   ---------        ---------
            Total current assets                                     121,069           93,169
Property and equipment, net                                           30,687           29,026
Other assets                                                           3,931            4,442
                                                                   ---------        ---------
            Total assets                                           $ 155,687        $ 126,637
                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $  63,855        $  42,621
    Accrued liabilities                                                9,385           10,713
    Bank borrowings                                                   10,500            6,000
    Current portion of long term debts                                    87               86
                                                                   ---------        ---------
            Total current liabilities                                 83,827           59,420
Long term debt                                                        12,543           12,559
Deferred tax liabilities                                               2,254            1,964
Stockholders' equity:
    Preferred Stock                                                       --               --
    Common Stock                                                          18               18
    Additional paid-in capital                                        66,040           65,253
    Distributions in excess of net book value                        (20,608)         (20,608)
    Retained earnings                                                 11,613            8,031
                                                                   ---------        ---------
            Total stockholders' equity                                57,063           52,694
                                                                   ---------        ---------
            Total liabilities and stockholders' equity             $ 155,687        $ 126,637
                                                                   =========        =========

     See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                             July 31,       July 31,
                                                                               1998           1997
                                                                            --------       --------
Revenues:
    Affiliates                                                              $ 32,008       $ 30,236
    Other                                                                     86,050         34,500
    Logistics services                                                        12,056             --
                                                                            --------       --------
Total revenues                                                               130,114         64,736
Cost of revenues                                                             121,331         58,397
                                                                            --------       --------
Gross profit                                                                   8,783          6,339
                                                                            --------       --------
Selling, general & administrative expenses                                     3,958          2,845
Restructuring charge                                                              --           (179)
                                                                            --------       --------
    Total operating expenses                                                   3,958          2,666
                                                                            --------       --------
Operating income                                                               4,825          3,673
    Interest expense, net                                                        660          1,255
                                                                            --------       --------
Income before income taxes                                                     4,165          2,418
    Provision for income taxes                                                   583            337
                                                                            --------       --------
Net income                                                                     3,582          2,081

Dividends on convertible preferred stock                                          --            250
                                                                            --------       --------
Net income available for common stockholders                                $  3,582       $  1,831
                                                                            ========       ========
Basic net income per share                                                  $   0.19       $   0.25
                                                                            ========       ========
Diluted net income per share                                                $   0.17           0.14
                                                                            ========       ========
Shares used to compute basic net income per share                             18,466          7,328
                                                                            ========       ========
Shares used to compute diluted net income per share                           20,694         15,239
                                                                            ========       ========

     See accompanying notes to condensed consolidated financial statements

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                             July 31,       July 31,
                                                                               1998           1997
                                                                            ---------       ---------
Cash flows from operating activities:
   Net income                                                               $   3,582       $   2,081
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                              2,380           1,983
     Deferred Income Taxes                                                        290              --
     Changes in assets and liabilities:
     Accounts receivable                                                      (26,049)            739
     Accounts receivable from Maxtor and affiliates                              (608)         (1,117)
     Inventories                                                                7,246         (11,849)
     Other current assets                                                         (33)            833
     Other assets                                                                 389             546
     Accounts payable                                                          21,355           8,368
     Accounts payable to Maxtor                                                  (121)           (274)
     Accrued liabilities                                                       (1,632)          1,511
     Income taxes payable                                                         304             340
                                                                            ---------       ---------
     Net cash provided by operating activities                                  7,103           3,161
                                                                            ---------       ---------

Cash flows from investing activities:
     Purchase of property and equipment, net                                   (3,919)         (2,488)
                                                                            ---------       ---------
     Net cash used in investing activities                                     (3,919)         (2,488)
                                                                            ---------       ---------

Cash flows from financing activities:
     Borrowings (repayments) under line of credit                               4,500          (1,500)
     Principal payments on debt and capital lease
     obligations                                                                  (15)            (24)
     Payment of dividends                                                          --            (164)
     Proceeds from issuance of common stock                                       787              --
                                                                            ---------       ---------
     Net cash provided by (used in) financing activities                        5,272          (1,688)
                                                                            ---------       ---------

Net change in cash and cash equivalents                                         8,456          (1,015)
Cash and cash equivalents at beginning of period                                3,939           2,828
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $  12,395       $   1,813
                                                                            =========       =========

     See accompanying notes to condensed consolidated financial statements

INTERNATIONAL MANUFACTURING SERVICES, INC.

UNAUDITED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosure included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended April 30, 1998, included in the Company's 1998 annual report on Form 10-K.

     In the quarter ending July 31, 1998, the Company recognized logistics revenue from one customer, which resulted from the purchase of products from the customer's designated supplier. These products are tested, configured, packaged and distributed to the end user or retailer. In addition, the Company's logistics services consist of order management and call center support to the end user or retailer.

     For clarity of presentation, the Company has indicated its first fiscal quarter as ending on July 31, and its fiscal year as ending on April 30, whereas in fact, the Company's first quarter of fiscal 1999 and 1998 ended on August 1, 1998 and August 2, 1997, respectively, and its 1998 fiscal year ended on May 2, 1998.

2.   INVENTORIES

Inventories consisted of (in thousands):

                                            July 31,          April 30,
                                              1998              1998
                                           ---------          ---------
Raw materials                              $  27,119          $  36,268
Work-in-process                                3,801              3,666
Finished Goods                                 3,212              1,444
                                           ---------          ---------
Total                                      $  34,132          $  41,378
                                           =========          =========


3.   INCOME TAXES

     The effective tax rate for the three months ended July 31, 1998 was approximately 14.0%. This rate is based on the Company's estimation of the expected geographical mix of its fiscal 1999 income.

4.   NET INCOME PER SHARE

     Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes potential common shares from convertible preferred stock outstanding and from options outstanding using the treasury stock method except if their effect is anti-dilutive. All net income per share amounts for all periods have been presented and where necessary, restated to conform to the requirements of SFAS 128.

     SFAS No. 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows:

                                                                Three Months Ended
                                                             July 31,         July 31,
                                                               1998             1997
                                                            ---------        ---------
Numerator:
Net income available for common stockholders                $   3,582        $   1,831
Add back dividends on convertible preferred stock                  --              250
                                                            ---------        ---------
Net income for diluted earnings per share calculation       $   3,582        $   2,081
                                                            =========        =========
Denominator:
Shares calculation
Weighted average common shares outstanding
during the period                                              18,466            7,328
Effect of dilutive securities:
Convertible preferred stock                                        --            6,000
Stock Options                                                   2,228            1,911
                                                            ---------        ---------
Average shares outstanding - assuming dilution                 20,694           15,239
                                                            =========        =========
Basic earnings per share                                    $    0.19        $    0.25
                                                            =========        =========
Diluted earnings per share                                  $    0.17        $    0.14
                                                            =========        =========


Options to purchase 1,340,000 and 25,000 shares of common stock were outstanding as of July 31, 1998 and July 31, 1997, but were not included in the computations of diluted EPS because these options had an exercise price greater than the average market price of the common shares outstanding during the three months ended July 31, 1998 and July, 31, 1997.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains and losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective for the Company's fiscal year ending April 30, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Operating Results" below and elsewhere in this report on Form 10-Q. A more detailed discussion of risks faced by the Company is set forth in the Company's Registration Statement on Form S-1 (SEC File No. 333-34557) filed with the SEC in connection with the Company's initial public offering and in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998. This analysis should be read in conjunction with the Company's Management Discussion & Analysis of Financial Condition and Results of Operations for fiscal year ended April 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     To accomplish such recapitalization, the Company redeemed approximately 76.5% of Maxtor's share ownership with a combination of $25.0 million cash, $20.0 million principal senior subordinated notes (the "Maxtor Notes") and a warrant for 300,000 shares of Class A Common Stock. The Company raised the cash portion of the redemption price by issuing to a group of investors a combination of Common Stock, Preferred Stock and junior subordinated notes. The redemption and share transactions are hereafter referred to as the "Recapitalization". For accounting purposes, the redemption of Maxtor's share ownership was treated as a recapitalization and, accordingly, no change in the accounting basis of the Company's assets was made. After the closing of the Company's initial public offering in October 1997, the Company repaid the Maxtor Notes, and the warrant was automatically terminated in accordance with its terms.

     Prior to fiscal 1996, substantially all the Company's revenues were derived from sales to Maxtor. In connection with the Recapitalization, Maxtor agreed to purchase from the Company certain quarterly minimum quantities of products through June 1999, provided that the Company continues to be competitive on the basis of price and quality. Over the last two fiscal years, the Company has evolved from being a captive EMS provider to Maxtor to an independent EMS provider serving many customers. These customers collectively represented approximately 75.4% of total revenues for the three months ended July 31, 1998. The Company typically enters into manufacturing contracts with each of its customers, but has no long-term volume purchase commitments from any customer other than Maxtor. The Company remains dependent upon a relatively small number of customers for a significant percentage of its revenues. For fiscal 1996, 1997, 1998 and the three months ended July 31, 1998, Maxtor accounted for approximately 83.1%, 48.6%, 41.5% and 24.6% of total revenues, respectively, and Bay Networks, Inc. ("Bay Networks") accounted for approximately 1.6%, 31.3%, 36.5% and 19.4% of total revenues, respectively. For the three months ended July 31, 1998 of the 19.4% of total revenues derived from sales to Bay Networks, 52.1% consisted of manufacturing revenues and 47.9% consisted of logistics service revenue.

     During fiscal 1997, the Company took significant steps to expand its manufacturing operations and to broaden the range of the manufacturing services it provides to its customers. As part of its strategy to locate operations in low cost regions, the Company transferred its Hong Kong manufacturing operations to China while retaining its component procurement and regional administrative functions in Hong Kong. In connection with this relocation, the Company recorded a charge of $3.0 million associated with employee severance and excess facilities costs. The Company also expanded its manufacturing facilities in Thailand over the last two years from 41,000 square feet to 250,000 square feet. Moreover, in July 1998, the Company signed an agreement to lease a 112,000 square foot facility in Monterrey, Mexico, which is being constructed over the next several months. The Company has established a wholly-owned subsidiary in Mexico and expects to occupy the Mexico facility and commence operations, including printed circuit board and final box build assembly, in early calendar 1999.

     In order to broaden the range of services the Company offers, in January 1997 the Company acquired the assets of Pentagon Systems, a design and prototype production company, for $4.4 million cash, 450,000 shares of Class A Common Stock and assumed certain liabilities. The Company recorded goodwill of $3.4 million in connection with the acquisition, which is being amortized over seven years on a straight line basis. In May 1997, the Company commenced manufacturing operations in San Jose, California. In March 1998, the Company relocated its United States operations to a new 80,000 square foot facility combining the Company's full systems manufacturing operations with its design and prototype production activities. Recently, the Company was qualified by and received orders from three significant telecommunications companies for backplane assembly. Although, backplane business has historically represented an insignificant percentage of the Company's total revenues, the Company believes it is strategically important over the longer term, as it broadens the Company's service offerings and allows the Company to differentiate itself from certain of its competitors. In May 1998, the Company began providing full distribution services for the Netgear division of Bay Networks from both its Hong Kong and San Jose facilities. The revenue from such services had been reported as logistics services revenue in the accompanying condensed consolidated statements.

     The Company has chosen to locate its manufacturing facilities in certain countries in Asia to improve operational efficiencies and to take advantage of generally lower income tax rates and the availability of tax incentives extended to encourage foreign investment. The Company has operating subsidiaries located in foreign countries, some of which enjoy multiple year tax holidays. As a result, the Company estimates its effective tax rate for fiscal 1999 to be approximately 14.0%. The Company does not expect to receive any tax benefits associated with conducting business in Mexico and, if the Company's Mexican operations become profitable, the Company would likely experience a higher worldwide effective tax rate.

     The Company's total revenues and overall gross margins may fluctuate significantly from period to period depending upon the mix of revenues derived from turnkey and consignment manufacturing. Gross margins may also be impacted by the mix of sales to customers in each industry segment. The extent to which revenues are generated on a turnkey or consignment basis has a significant effect on the level of the Company's total revenue and gross margins. For revenues generated on a turnkey basis, the Company generally procures all materials used to manufacture the customer's product, which results in higher revenue per unit. For revenues generated on a consignment basis, the customer procures the materials and provides them to the Company at no charge. As a result, revenues from turnkey manufacturing tend to be higher and gross margins tend to be lower than revenues and margins generated from consignment manufacturing. The Company's agreement with Maxtor permits Maxtor to consign component parts to the Company from time to time. The Company believes that Maxtor and other customers consider various factors in choosing to allocate procurement responsibility to the Company, including their relationships with key component suppliers and their ability to obtain components at lower prices than obtainable by the Company. Furthermore, gross margins on revenues generated from sales to companies in the computer peripherals industry tend to be lower than gross margins on revenues generated from sales to companies in the data communications and telecommunications industries whose products are often more complex. The Company's percentage of sales to customers in the computer peripherals industry in fiscal 1998, and the three months ended July 31, 1998 was approximately 46.0% and 59.0% of total revenues, respectively. Because none of the Company's customers, including Maxtor, is committed over the long term to any particular manufacturing basis, the Company is unable to predict the mix of revenues derived from turnkey and consignment manufacturing for any future period.

     The Company is currently holding accounts receivable and inventory balances for a customer which is undergoing significant financial difficulties. In its most recent SEC filing, this customer indicated that if it does not immediately raise additional working capital it will not be able to finance its operations beyond September 30, 1998. Recent discussions by the Company's management with this customer indicate that the customers efforts to obtain additional financing is proceeding on schedule; however, if this customer is not successful in raising additional working capital, the Company could be required to write-off these asset balances, which would have a material adverse effect on the Company's results of operations.

     In October 1997, the Company completed its initial public offering, pursuant to which the Company issued 5,000,000 shares of its Class A Common Stock to the public at a price of $11.50 per share and received cash of approximately $52.4 million, net of underwriting discounts and commissions and estimated expenses (the "IPO").

     The Company is currently in the process of updating its information systems to be Year 2000 compliant and, in this connection, has spent approximately $1.8 million as of July 31, 1998, of which $1.5 million was capitalized for hardware and software, and $0.3 million was expensed for consulting and training. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999 and expects to spend an additional $2.0 to $3.0 million on the project. To date the Company has not assessed any third party Year 2000 issues with its customers and vendors but intends to do so over the next few months. Once this assessment is completed, the Company does not anticipate any disruption in manufacturing services provided to its customers resulting from third party Year 2000 issues which would result in any material adverse effect to the results of its operations, however, no assurance can be given that such disruption will not result from any third party Year 2000 issues.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues.

                                                                Three Months Ended
                                                             July 31,         July 31,
                                                               1998             1997
                                                            ---------        ---------
Revenues:
    Affiliates                                                  24.6%            46.7%
    Other                                                       66.1             53.3
    Logistics services                                           9.3               --
                                                            ---------        ---------
Total revenues                                                 100.0            100.0
Cost of revenues                                                93.2             90.2
                                                            ---------        ---------
Gross profit                                                     6.8              9.8
                                                            ---------        ---------
Selling, general & administrative expenses                       3.0              4.4
Restructuring charge                                              --             (0.3)
                                                            ---------        ---------
    Total operating expenses                                     3.0              4.1
Operating income                                                 3.8              5.7
    Interest expense, net                                        0.5              2.0
                                                            ---------        ---------
Income before income taxes                                       3.3              3.7
    Provision for income taxes                                   0.5              0.5
                                                            ---------        ---------
Net income                                                       2.8              3.2
                                                            =========        =========

Total Revenues

     Total revenues increased 101.0% from $64.7 million for the three months ended July 31, 1997 to $130.1 million for the three months ended July 31, 1998. This increase in total revenues was primarily due to an increase in sales volume from existing, and to a lesser extent, new customers. Further, revenues were also positively impacted by a favorable mix of revenues derived from sales made on a turnkey basis and the addition of $12.1 million of revenue derived from the provision of logistics services to Netgear (a division of Bay Networks). Logistics services revenue consists of sales to customers of product which is purchased from a supplier (often designated by such customer), and then is tested, configured and packaged for distribution to the end user or retailer. In addition, IMS' logistics services consists of order management and call center support to the end user or retailer on behalf of a customer.

     The Company's largest customers during the three months ended July 31, 1998 were Diamond Multimedia, Maxtor, Bay Networks and Polycom, with sales accounting for approximately 30.6%, 24.6%, 19.4% and 15.1% of total revenues, respectively. Due to demand volatility for some of these customers' products, particularly those in the computer peripherals industry, there can be no assurance that continued levels of volumes and associated revenues will continue in the foreseeable future.

Gross Profit

     Gross profit for the three months ended July 31, 1998 increased to $8.8 million from $6.3 million for the three months ended July 31, 1997. Gross margin (gross profit as a percentage of total revenues) decreased to 6.8% from 9.8% for the same periods. The downturn in the Asian economic condition in recent months has resulted in significant excess capacity in many Asian based contract manufacturers. Such excess capacity has resulted in increased pricing pressures and a correlative negative impact on gross margins. The Company expects this situation to continue over the foreseeable future.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 39.1% from $2.8 million for the three months ended July 31, 1997 to $4.0 million for the three months ended July 31, 1998. The increase in absolute dollars for the three months ended July 31, 1998 was the result of increased personnel costs and marketing expenses of approximately $269,000 and $200,000, respectively, related to the support of new customer development, and increased administrative expenses of approximately $402,000 related to expanding operations in Hong Kong and Thailand and expenses related to the implementation of a new enterprise resource planning system.

     As a percentage of total revenues, selling, general and administrative expenses decreased to 3.0% for the three months ended July 31, 1998 from 4.4% for the three months ended July 31, 1997. The decrease of selling, general and administrative expenses as a percentage of net sales in the three months ended July 31, 1998 was primarily a result of the significant revenue growth in the quarter ended July 31, 1998.

Net Interest Expense

     Net interest expense decreased from $1,255,000 in the three months ended July 31, 1997 to $660,000 in the three months ended July 31, 1998. The decrease in net interest expense during the three months ended July 31, 1998 was primarily due to the repayment of the Maxtor Notes and a reduction in financing related interest expense, offset in part by increased bank borrowings.

Provision for Income Taxes

     The Company's income tax provision for the three months ended July 31, 1998 was computed using an effective tax rate of 14.0%. This rate is based upon the Company's estimation of its geographic distribution of income for fiscal 1999. This rate is lower than the United States Federal statutory rate of 35.0% due primarily to the fact that income generated by the Company's foreign operations is subject to lower or no foreign income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to June 1996, the Company was a wholly-owned subsidiary of Maxtor and funded its operations through cash provided by operations and intercompany financing provided by Maxtor. Since the Recapitalization, the Company has funded its working capital needs and capital expenditures through proceeds of the initial public offering, borrowings under its credit facility and cash provided by operations. At July 31, 1998, the Company's principal sources of liquidity consisted of its cash and cash equivalents provided by operations and available borrowings under the Company's credit facilities.

     During the three months ended July 31, 1997 and July 31, 1998, cash generated by operating activities was $3.2 million and $7.1 million, respectively. Cash generated from operations in the three months ended July 31, 1998 was primarily attributable to increases in accounts payable and decreases in inventory, offset by increased levels of accounts receivable.

     Cash used in investing activities for the three months ended July 31, 1998 was $3.9 million which was related primarily to the purchase of equipment and leasehold improvements associated with expanding the Company's operations in Thailand, China and the United States.

     During the three months ended July 31, 1998, the Company generated $5.3 million from financing activities. This includes $0.8 million of net proceeds from the issuance of Class A Common Stock under the Company's various employee stock benefit plans during the quarter and $4.5 million in additional borrowings from its line of credit.

     At March 31, 1998, the Company established a new committed line of credit with Union Bank of California, N.A. and The First National Bank of Boston, N.A., that, subject to certain limitations, provides up to $30.0 million of borrowing capacity to fund working capital and capital expenditures. In July 1998, the Company increased the availability under the line from $30 million to $40 million. Availability under this line is restricted to a percentage of qualified accounts receivable. The level of qualified accounts receivable at July 31, 1998 was sufficient to allow full usage of the line. This line is secured by a pledge of the stock of certain indirect subsidiaries of the Company. This line of credit expires March 31, 2000. At July 31, 1998, borrowings under the line of credit were $10.5 million, compared to $6.0 million at April 30, 1998. At July 31, 1998 the effective interest rate under the line of credit was approximately 7.3%.

     The line of credit requires the Company to comply with certain financial conditions, including minimum level of profitability and tangible net worth, minimum financial ratios including a current assets to current liabilities ratio, earnings before interest expense and income tax to interest expense ratios, and a maximum ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization expenses. The line of credit also imposes certain restrictions, including limits on amounts attributable to capital leases, performance bonds, permitted investments, dividends, employee loans, prepayments of other indebtedness, and capital expenditures. As of July 31, 1998, the Company was in compliance with all such financial covenants and restrictions.

     The Company's future liquidity and cash requirements will depend upon many factors, including the level of its operations, the degree and pace of expansion or acquisition of facilities and adoption of new manufacturing technology, and the mix of revenues derived from consignment and turnkey operations. The Company anticipates that its planned purchases of capital equipment for fiscal 1999 will aggregate approximately $35.0 million, of which approximately $3.9 million have been made as of July 31, 1998. The Company believes that funds available under its line of credit and any cash generated from operations will be sufficient to fund its currently anticipated working capital, capital expenditure and debt service requirements for fiscal 1999. Nonetheless, in the event that the Company experiences significant continued growth, the Company may need to finance such growth and any corresponding working capital needs, with additional public and private offerings of debt or equity securities. There can be no assurance as to the availability of such financing or, if available, the terms thereof.

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

     The Company's business has experienced and is expected to continue to experience significant seasonality due to, among other things, the slowdown during the summer months which historically has occurred in the electronics industry. In addition, the market segments served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company occasionally experiences constraints in production capacity around national holidays in Thailand and China. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in variations in the price of the Class A Common Stock. In future periods, the Company's total revenues or results of operations may be below the expectations of public market analysts and investors; in such event, the price of the Class A Common Stock would likely be materially adversely affected.

Customer Concentration; Dependence on Certain Industries

     For fiscal 1996, fiscal 1997, fiscal 1998 and for the three months ended July 31, 1998, Maxtor accounted for approximately 83.1%, 48.6%, 41.5% and 24.6% of total revenues, respectively, and Bay Networks accounted for approximately 1.6%, 31.3%, 36.5% and 19.4% of the Company's total revenues, respectively. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its total revenues. There can be no assurance that the Company's principal customers will continue to purchase services from the Company at current levels, or at all. In the past, certain of the Company's customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the manufacturing services ordered from the Company. Significant reductions in sales to any of the Company's principal customers, or the loss of any one or more major customers, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has no long-term volume purchase commitments from any customers other than Maxtor. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are accentuated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. Accordingly, the Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the computer peripherals, data communications and telecommunication markets. The industry is cyclical and has historically experienced periods of oversupply and varying growth rates resulting in reduced demand and pricing pressures on computer peripherals products. Any factors adversely affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Maxtor Corporation- Business Risks; Affiliation

     Maxtor historically has been the Company's largest customer. Maxtor develops, manufactures and markets hard disk drive storage products for personal computer systems. Maxtor's business depends in large part upon its ability to continue to develop and market new hard disk drive products successfully. Any adverse developments affecting Maxtor could adversely affect its demand for the Company's services. Maxtor has experienced losses in each of the past five fiscal years. During the first half of fiscal 1997, orders from Maxtor were reduced significantly below what the Company expected, and the Company's operating results were adversely affected. The loss of Maxtor's sales volume or a significant portion thereof would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Future Capital Needs

     The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant financial resources over the next several years for capital expenditures including investments in management information systems, working capital and debt service. The Company has added significant manufacturing capacity and increased capital expenditures over the past year. It has relocated its Hong Kong manufacturing facilities to China, expanded its facilities in Thailand, established a manufacturing facility in San Jose and, through the acquisition of Pentagon Systems established a design and prototype production operation in San Jose. Recently the Company committed to leasing additional space in its China facility and entered into a new lease agreement to establish a new manufacturing facility in Mexico, both of which will require additional leasehold improvements and manufacturing equipment. The Company also continues to invest in manufacturing equipment and management information systems. The Company anticipates that its capital expenditures will continue to increase as the Company expands its facilities in Asia and North America, invests in necessary manufacturing equipment and continues to invest in new technologies and equipment to increase the performance and the cost efficiency of its manufacturing operations. Currently the Company has limited cash resources and significant future obligations, and expects that it will require additional capital to support future growth, if any. The precise amount and timing of the Company's future funding needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company's services and the Company's management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital expenditures and facilities expansion, which could materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company's need to raise additional capital through the issuance of equity securities may result in additional dilution to earnings per share.

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

Risk of Increased Taxes

     The Company has structured its global operations to take advantage of the generally lower statutory income tax rates in Asian countries and certain tax holidays in China and Thailand that have been extended to encourage foreign investment. As part of this structure, the Company renders certain administrative services on behalf of its Asia subsidiaries in the United States. If tax rates were to rise, if the Company's tax holidays were not renewed or if tax authorities were to challenge successfully the adequacy of the amounts paid to the Company for these services or generally the manner in which profits are recognized and allocated among the Company and its subsidiaries, the Company's taxes would increase and its business, financial condition, results of operations or cash flow could be materially adversely affected. The Company believes that profits from its operations in Asia are not sufficiently connected to the United States to give rise to United States taxation, but there can be no assurance that United States tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. In certain circumstances, United States tax law requires a United States parent corporation to recognize as current income profits earned by its foreign subsidiaries. The Company believes that, except for certain passive income which is not expected to be material in amount, these laws should not be applicable to the subsidiaries activities and income, but there can be no assurance that United States tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. If the Company's profits from its Asia operations become subject to United States income taxes, the Company's taxes could increase, and its results of operations and cash flow could be materially adversely affected. The expansion by the Company of its operations in the United States and Mexico may also increase its effective tax rate. The current maximum United States and Mexico federal income tax rates are 35.0% and 34% respectively. The Company's effective tax rate for the three months ended July 31, 1998 was approximately 14.0%, and the Company currently expects its effective income tax rate for fiscal 1999 to be 14.0%.

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

Management of Growth and Expanded Operations

     During fiscal 1997, fiscal 1998 and through the three months ended July 31, 1998, the Company experienced a period of rapid expansion through both internal growth and acquisition. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop additional executive officers and hire qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has preliminarily evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating its information systems to be Year 2000 compliant. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999 and expects to spend a total of $4 to $5 million on the project, a portion of which would relate to newly purchased systems and would be capitalized. Once the project is successfully completed the Company anticipates no disruptions in the manufacturing services it provides to its customers as a result of Year 2000 problems; however, no assurance can be given that such updates will be fully completed in a timely manner, that the cost will not become material or that such disruptions will not occur. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. To date the Company has not assessed the magnitude, if any, of these issues. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance by the Company or its major suppliers, customers and vendors could materially adversely affect the Company's business, financial condition and results of operations.

Concentration of Stock Ownership

     As of July 31, 1998, the current directors and executive officers of the Company and their respective affiliates beneficially owned in the aggregate approximately 80.0% of the Company's outstanding shares of Common Stock (including shares issuable pursuant to stock options which may be exercised within 60 days of July 31, 1998). As a result, such persons, acting together, would have the ability to approve or disapprove significant corporate transactions. In addition, the Company's board of directors has the authority to issue up to 10,000,000 shares of undesignated preferred stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated preferred stock, and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The concentration of ownership and the issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

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

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are filed as part of this report

         27.01 Financial Data Schedule

         (b) The registrant did not file any reports on Form 8-K during the quarter ended July 31, 1998.

INTERNATIONAL MANUFACTURING SERVICES, INC.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 9-14-1998              INTERNATIONAL MANUFACTURING SERVICES, INC.
                             (Registrant)


                             By: /s/ Nathan Kawaye
                                ----------------------------------------------
                                Nathan Kawaye
                                Senior Vice President, Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
------                            -----------
27.01                        Financial Data Schedule