Form 10-Q
period 1998-10-31
INTERNATIONAL MANUFACTURING SERVICES INC
filed 1998-11-30
CIK 1018797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 1998


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

Yes  [X]        No [ ]

As of October 31, 1998, 16,110,977 shares of the Registrant's Class A Common Stock, $.001 par value, and 2,509,425 shares of the Registrant's Class B Common Stock, $.001 par value, were issued and outstanding.

INTERNATIONAL MANUFACTURING SERVICES, INC.

INDEX TO FORM 10Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at October 31, 1998 and April 30, 1998

        Condensed Consolidated Statements of Operations for the three and six months ended October 31, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 1998 and 1997

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                    UNAUDITED


                                                          October 31,      April 30,
                                                             1998            1998
ASSETS
Current assets:
    Cash and cash equivalents                              $  10,330       $   3,939
    Accounts receivable, net                                  56,950          45,289
    Inventories                                               40,756          41,378
    Other current assets                                       2,292           2,563
                                                           ---------       ---------
           Total current assets                              110,328          93,169
Property and equipment, net                                   33,994          29,026
Other assets                                                   3,644           4,442
                                                           ---------       ---------
           Total assets                                    $ 147,966       $ 126,637
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $  58,012       $  42,621
    Accrued liabilities                                       12,394          10,713
    Bank borrowings                                            8,000           6,000
    Current portion of long term debts                            89              86
                                                           ---------       ---------
           Total current liabilities                          78,495          59,420
Long term debt                                                12,522          12,559
Deferred tax liabilities                                       2,254           1,964
Stockholders' equity:
    Preferred Stock                                               --              --
    Common Stock                                                  18              18
    Additional paid-in capital                                66,112          65,253
    Distributions in excess of net book value                (20,608)        (20,608)
    Retained earnings                                          9,173           8,031
                                                           ---------       ---------
           Total stockholders' equity                         54,695          52,694
                                                           ---------       ---------
           Total liabilities and stockholders' equity      $ 147,966       $ 126,637
                                                           =========       =========



     See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (UNAUDITED)


                                                                  Three Months Ended           Six Months Ended
                                                               October 31,    October 31,   October 31,   October 31,
                                                                  1998           1997          1998          1997
Revenues:
    Affiliates                                                  $ 27,055       $ 33,995      $ 59,063      $ 64,228
    Other                                                         46,279         41,371       132,329        75,873
    Logistics Services                                            15,246             --        27,302            --
                                                                --------       --------      --------      --------
Total revenues                                                    88,580         75,366       218,694       140,101
Cost of revenues                                                  85,747         67,960       207,078       126,356
                                                                --------       --------      --------      --------
Gross profit                                                       2,833          7,406        11,616        13,745
                                                                --------       --------      --------      --------
Selling, general & administrative expenses                         4,965          3,201         8,923         5,867
                                                                --------       --------      --------      --------
    Total operating expenses                                       4,965          3,201         8,923         5,867
                                                                --------       --------      --------      --------
Operating income (loss)                                           (2,132)         4,205         2,693         7,878
    Interest expense, net                                            705          1,247         1,365         2,502
                                                                --------       --------      --------      --------
Income (loss) before income taxes                                 (2,837)         2,958         1,328         5,376
    Provision (benefit) for income taxes                            (397)           421           186           758
                                                                --------       --------      --------      --------
Net income (loss)                                                 (2,440)         2,537         1,142         4,618

Dividends on convertible preferred stock                              --            222            --           472
                                                                --------       --------      --------      --------
Net income (loss) available for common  stockholders            $ (2,440)      $  2,315      $  1,142      $  4,146
                                                                ========       ========      ========      ========
Basic net income (loss) per share                               $  (0.13)      $   0.28      $   0.06      $   0.53
                                                                ========       ========      ========      ========
Diluted net income (loss) per share                             $  (0.13)      $   0.16      $   0.06      $   0.29
                                                                ========       ========      ========      ========
Shares used to compute basic net income (loss) per share          18,602          8,415        18,582         7,868
                                                                ========       ========      ========      ========
Shares used to compute diluted net income (loss) per share        18,602         16,149        20,589        15,894
                                                                ========       ========      ========      ========



     See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL MANUFACTURING SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (UNAUDITED)


                                                                 Six Months Ended
                                                             October 31,    October 31,
                                                                1998           1997
Cash flows from operating activities:
   Net income                                                 $  1,142       $  4,618
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               4,789          4,142
     Deferred Income Taxes                                         290             --
     Changes in assets and liabilities:
     Accounts receivable                                       (11,130)       (13,485)
     Accounts receivable from Maxtor and                          (531)        (4,846)
     affiliates
     Inventories                                                   622        (22,342)
     Other current assets                                          271           (405)
     Other assets                                                  553            227
     Accounts payable                                           15,484         18,082
     Accounts payable to Maxtor                                    (93)          (144)
     Accrued liabilities                                         1,837          5,207
     Income taxes payable                                         (156)           764
                                                              --------       --------
     Net cash provided by (used in) operating activities        13,078         (8,182)
                                                              --------       --------

Cash flows from investing activities:
     Purchase of property and equipment, net                    (9,512)        (6,484)
                                                              --------       --------
     Net cash used in investing activities                      (9,512)        (6,484)
                                                              --------       --------

Cash flows from financing activities:
     Borrowings (repayments) under line of                       2,000            500
     credit
     Principal payments on debt and capital lease
       obligations                                                 (34)       (20,040)
     Payment of dividends                                           --           (500)
     Proceeds from issuance of common stock                        859         52,513
                                                              --------       --------
     Net cash provided by financing activities                   2,825         32,473
                                                              --------       --------

Net change in cash and cash equivalents                          6,391         17,807
Cash and cash equivalents at beginning of period                 3,939          2,828
                                                              --------       --------
Cash and cash equivalents at end of period                    $ 10,330       $ 20,635
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

        In the six months ending October 31, 1998, the Company recognized logistics revenue from one customer, which resulted from the purchase of products from the customer's designated supplier. These products are tested, configured, packaged and distributed to the end user or retailer. In addition, the Company's logistics services consist of order management and call center support to the end user or retailer.

2.   INVENTORIES

Inventories consisted of (in thousands):

                                                 October 31,          April 30,
                                                    1998                1998
                                                  -------              -------
Raw materials                                     $34,577              $36,268
Work-in-process                                     4,489                3,666
Finished Goods                                      1,690                1,444
                                                  -------              -------
Total                                             $40,756              $41,378
                                                  =======              =======


3.   INCOME TAXES

        The effective tax rate for the six months ended October 31, 1998 was approximately 14.00%. This rate is based on the Company's estimation of the expected geographical mix of its fiscal 1999 income.

4.   NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes potential common shares from convertible preferred stock outstanding and from options outstanding using the treasury stock method except if their effect is anti-dilutive. All net income (loss) per share amounts for prior periods have been restated to conform to the requirements of SFAS 128.

        SFAS No. 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per share data):

                                                                     Three Months Ended           Six Months Ended
                                                                 October 31,    October 31,   October 31,   October 31,
                                                                    1998           1997          1998          1997
Numerator:
Net income (loss) available for common stockholders               $ (2,440)      $  2,315      $  1,142      $  4,146
Add back dividends on convertible preferred stock                       --            222            --           472
                                                                  --------       --------      --------      --------
Net income (loss) for diluted earnings per share calculation      $ (2,440)      $  2,537      $  1,142      $  4,618
                                                                  ========       ========      ========      ========
Denominator:
Weighted average common shares outstanding
  during the period                                                 18,602          8,415        18,582         7,868
Effect of dilutive securities:
Convertible preferred stock                                             --          5,407            --         5,705
Stock Options                                                           --          2,327         2,007         2,321
                                                                  --------       --------      --------      --------
Average shares outstanding - assuming dilution                      18,602         16,149        20,589        15,894
                                                                  ========       ========      ========      ========
Basic earnings per share                                          $  (0.13)      $   0.28      $   0.06      $   0.53
                                                                  ========       ========      ========      ========
Diluted earnings per share                                        $  (0.13)      $   0.16      $   0.06      $   0.29
                                                                  ========       ========      ========      ========

All options were excluded from the computation of diluted net loss per share for the three months ended October 31, 1998. Options to purchase 1,750,000 and 1,246,000 shares of common stock were outstanding as at October 31, 1998 and 1997, respectively, but were not included in the computations of diluted EPS because these options had an exercise price greater than the average market price of the common shares outstanding during the six months ended October 31, 1998 and 1997.

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

6.   SUBSEQUENT EVENTS

        On November 2, 1998 the Company announced that it had entered into a definitive merger agreement with Celestica Inc. ("Celestica") and Celestica Asia Inc., a wholly owned subsidiary of Celestica ("Merger Sub"). Pursuant to the merger agreement, at the effective time of the merger the Company will be merged with and into Merger Sub, with

Merger Sub becoming the surviving corporation (the "Merger"). In addition, at the effective time of the Merger each outstanding share of Class A and Class B common stock of the Company will be converted into the right to receive 0.4 of a subordinate voting share of Celestica (the "Exchange Ratio") or, at the election of the stockholder, $7.00 in cash subject to pro-ration.

        Similarly, at the effective date of the Merger each option to purchase Class A common stock of the Company will convert into an option to purchase 0.40 of a subordinate voting share of Celestica at an adjusted exercise price or, for vested options with an exercise price of less than $7.00 per share, the holders of such options will have the choice of receiving a cash payment equal to the product of (a) the number of shares of Class A common stock subject to option at the time of the merger times (b) the excess of $7.00 over the exercise price per share. Unless an optionee elects to receive cash in the merger, Celestica will assume each option to purchase Class A common stock of the Company in accordance with the terms of the stock option plan under which the option was issued, but converted as described above to an option to purchase subordinate voting shares of Celestica.

        In addition, each option to purchase Class A common stock of the Company that has an exercise price that is $7.00 or more will be repriced to $17.50 per subordinate voting share of Celestica (after taking into account the change in the number of options based on the Exchange Ratio) if approved by The Toronto Stock Exchange and the Montreal Stock Exchange (or, if not, $18.31 per subordinate voting share of Celestica, the closing price of such shares on the New York Stock Exchange on the last trading day before the announcement of the merger agreement). If Celestica is not permitted by applicable law or stock exchange rules to assume options to purchase Class A common stock of the Company, Celestica shall issue new subordinate voting shares and/or options to purchase subordinate voting shares to provide the comparable economic value to each holder of options to purchase Class A common stock of the Company.

        The total transaction value, including consideration for shares, stock options and assumption of debt, is approximately $160.0 million. As a result of the Merger, the Company will become a wholly owned subsidiary of Celestica. The merger agreement was approved by the Board of Directors of both Celestica and the Company and is subject to approval by stockholders of the Company. Subject to satisfaction of the conditions to closing in the merger agreement, the transaction is scheduled to close at the end of calendar 1998.

        The Company's line of credit with Union Bank of California, N.A. and The First National Bank of Boston, N.A. requires it to comply with certain financial covenants, including a covenant requesting the Company to maintain a minimum level of profitability. For the quarter ended October 31, 1998, the Company was in violation of this profitability covenant and has obtained a waiver of this covenant from its lenders.

        On November 17,1998 Syquest Technology Inc. ("Syquest"), one of the Company's customers, filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has written off asset balances aggregating $2.6 million that it was holding for Syquest in the quarter ended October 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Operating Results" below and elsewhere in this report on Form 10-Q. A more detailed discussion of risks faced by the Company is set forth in the Company's Registration Statement on Form S-1 (SEC File No. 333-34557) filed with the SEC in connection with the Company's initial public offering, in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998, and in Celestica's Registration Statement on Form F-4 filed on November 13, 1998 with the SEC in connection with the Company's proposed merger with Celestica. This analysis should be read in conjunction with the Company's Management Discussion & Analysis of Financial Condition and Results of Operations for the fiscal year ended April 30, 1998 included in the Company's Annual Report on Form 10-K filed with the SEC.

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

        Prior to fiscal 1996, substantially all the Company's revenues were derived from sales to Maxtor. In connection with the Recapitalization, Maxtor agreed to purchase from the Company certain quarterly minimum quantities of products through June 1999, provided that the Company continues to be competitive on the basis of price and quality. Over the last two fiscal years, the Company has evolved from being a captive EMS provider to Maxtor to an independent EMS provider serving many customers. These customers collectively represented approximately 73.0% of total revenues for the six months ended October 31, 1998. The Company typically enters into manufacturing contracts with each of its customers, but has no long-term volume purchase commitments from any customer other than Maxtor. The Company remains dependent upon a relatively small number of customers for a significant percentage of its revenues. For fiscal 1996, 1997, 1998 and the six months ended October 31, 1998, Maxtor accounted for approximately 83.1%, 48.6%, 41.5% and 27.0% of total revenues, and Nortel Networks, Inc. (formerly Bay Networks, Inc.) ("Nortel Networks") accounted for approximately 1.6%, 31.3%, 36.5% and 23.5% of total revenues. For the six months ended October 31, 1998 of the total revenues derived from sales to Nortel Networks, 46.8% consisted of manufacturing revenues and 53.2% consisted of logistics service revenue.

        During fiscal 1997, the Company took significant steps to expand its manufacturing operations and to broaden the range of the manufacturing services it provides to its customers. As part of its strategy to locate operations in low cost regions, the Company transferred its Hong Kong manufacturing operations to China while retaining its component procurement and regional administrative functions in Hong Kong. In connection with this relocation, the Company recorded a charge of $3.0 million associated with employee severance and excess facilities costs. The Company also expanded its manufacturing facilities in Thailand over the last two years from 41,000 square feet to 220,000 square feet. Moreover, in July 1998, the Company signed an agreement to lease a 112,000 square foot facility in Monterrey, Mexico, which is being constructed over the next several months.

        In order to broaden the range of services the Company offers, in January 1997 the Company acquired the assets of Pentagon Systems, a design and prototype production company, for $4.4 million cash, 450,000 shares of Class A common stock and assumed certain liabilities. The Company recorded goodwill of $3.4 million in connection with the acquisition, which is being amortized over seven years on a straight line basis. In May 1997, the Company commenced manufacturing operations in San Jose, California. In March 1998, the Company relocated its United States operations to a new 80,000 square foot facility combining the Company's full systems manufacturing operations with its design and prototype production activities. Recently, the Company was qualified by and received orders from three companies, including two from significant telecommunications companies for backplane assembly. Although, backplane business has historically represented an insignificant percentage of the Company's total revenues, the Company believes it is strategically important over the longer term, as it broadens the Company's service offerings and allows the Company to differentiate itself from certain of its competitors. In May 1998, the Company began providing full distribution services for the Netgear division of Nortel Networks from both its Hong Kong and San Jose facilities. The revenue from such services had been reported as logistics services revenue in the accompanying condensed consolidated statements.

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

        The Company's total revenues and overall gross margins may fluctuate significantly from period to period depending upon the mix of revenues derived from turnkey and consignment manufacturing. Gross margins may also be impacted by the mix of sales to customers in each industry segment. The extent to which revenues are generated on a turnkey or consignment basis has a significant effect on the level of the Company's total revenue and gross margins. For revenues generated on a turnkey basis, the Company generally procures all materials used to manufacture the customer's product, which results in higher revenue per unit. For revenues generated on a consignment basis, the customer procures the materials and provides them to the Company at no charge. As a result, revenues from turnkey manufacturing tend to be higher and gross margins tend to be lower than revenues and margins generated from consignment manufacturing. The Company's agreement with Maxtor permits Maxtor to consign component parts to the Company from time to time. The Company believes that Maxtor and other customers consider various factors in choosing to allocate procurement responsibility to the Company, including their relationships with key component suppliers and their ability to obtain components at lower prices than are obtainable by the Company. Furthermore, gross margins on revenues generated from sales to companies in the computer peripherals industry tend to be lower than gross margins on revenues generated from sales to companies in the data communications and telecommunications industries whose products are often more complex. The Company's percentage of sales to customers in the computer peripherals industry in fiscal 1998, and the six months ended October 31, 1998 was approximately 46.0% and 58.6% of total revenues, respectively. Because none of the Company's customers, including Maxtor, is committed over the long term to any particular manufacturing basis, the Company is unable to predict the mix of revenues derived from turnkey and consignment manufacturing for any future period.

        In October 1997, the Company completed its initial public offering, pursuant to which the Company issued 5,000,000 shares of its Class A Common Stock to the public at a price of $11.50 per share and received cash of approximately $52.4 million, net of underwriting discounts and commissions and estimated expenses (the "IPO").

        The Company is currently in the process of updating its information systems to be Year 2000 compliant and, in this regard, has expended approximately $ 2.2 million as of October 31, 1998, of which $1.9 million was capitalized for hardware and software, and $0.3 million was expensed for consulting and training. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999 and expects to spend an additional $2.0 to $3.0 million on the project. To date the Company has not completed an assessment for any third party Year 2000 issues with its customers and vendors but intends to do so over the next few months. Once this assessment is completed, the Company does not anticipate any disruption in manufacturing services provided to its customers resulting from third party Year 2000 issues which would result in any material adverse effect to the results of its operations: however, no assurance can be given that such disruption will not result from any third party Year 2000 issues.

RECENT DEVELOPMENTS

        On November 2, 1998 the Company announced that it had entered into a definitive merger agreement with Celestica and Merger Sub, a wholly owned subsidiary of Celestica. Pursuant to the merger agreement, at the effective time of the merger the Company will be merged with and into Merger Sub, with Merger Sub becoming the surviving corporation. In addition, at the effective time of the Merger each outstanding share of Class A and Class B common stock of the Company will be converted into the right to receive 0.4 of a subordinate voting share of Celestica or, at the election of the stockholder, $7.00 in cash.

        Similarly, each option to purchase Class A common stock of the Company will convert into an option to purchase 0.40 of a subordinate voting share of Celestica at an adjusted exercise price or, for vested options with an exercise price of less than $7.00 per share, the holders of such options will have the choice of receiving a cash payment equal to the product of (a) the number of shares of Class A common stock subject to option at the time of the merger times
(b) the excess of $7.00 over the exercise price per share. Unless an optionee elects to receive cash in the merger, Celestica will assume each option to purchase Class A common stock of the Company in accordance with the terms of the stock option plan under which the option was issued, but converted as described above to an option to purchase subordinate voting shares of Celestica.

        In addition, each option to purchase Class A common stock of the Company that has an exercise price that is $7.00 or more will be repriced to $17.50 per subordinate voting share of Celestica (after taking into account the change in the number of options based on the Exchange Ratio if approved by The Toronto Stock Exchange and the Montreal Stock Exchange (or, if not, $18.31 per subordinate voting share of Celestica, the closing price of such shares on the New York Stock Exchange on the last trading day before the announcement of the merger agreement). If Celestica is not permitted by applicable law or stock exchange rules to assume option to purchase Class A common stock of the Company, Celestica shall issue new subordinate voting shares and/or options to purchase subordinate voting shares to provide the comparable economic value to each holder of options to purchase Class A common stock of the Company.

        The total transaction value, including consideration for shares, stock options and assumption of debt, is approximately $160.0 million. As a result of the Merger, the Company will become a wholly owned subsidiary of Celestica. The merger agreement was approved by the Board of Directors of Celestica and the Company and is subject to approval by stockholders of the Company. Subject to satisfaction of the conditions to closing in the merger agreement, the transaction is scheduled to close at the end of calendar 1998.

        The Company's line of credit with Union Bank of California, N.A. and The First National Bank of Boston, N.A. requires it to comply with certain financial covenants, including a covenant requesting the Company to maintain a minimum level of profitability. For the quarter ended October 31, 1998, the Company was in violation of this profitability covenant and has obtained a waiver of this covenant from its lenders.

        On November 17,1998 Syquest, one of the Company's customers, filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has written off asset balances aggregating $2.6 million that it was holding for Syquest in the quarter ended October 31, 1998.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues.

                                                  Three Months Ended        Six Months Ended
                                               October 31,  October 31,  October 31,  October 31,
                                                  1998         1997         1998         1997
Revenues:
    Affiliates                                     30.5%        45.1%       27.0%       45.8%
    Other                                          52.3         54.9        60.5        54.2
    Logistics Services                             17.2           --        12.5          --
                                                  -----        -----       -----       -----
Total revenues                                    100.0        100.0       100.0       100.0
Cost of revenues                                   96.8         90.2        94.7        90.2
                                                  -----        -----       -----       -----
Gross profit                                        3.2          9.8         5.3         9.8
                                                  -----        -----       -----       -----
Selling, general & administrative expenses          5.6          4.2         4.1         4.2
                                                  -----        -----       -----       -----
    Total operating expenses                        5.6          4.2         4.1         4.2
Operating income (loss)                            (2.4)         5.6         1.2         5.6
    Interest expense, net                           0.8          1.7         0.6         1.8
                                                  -----        -----       -----       -----
Income (loss) before income taxes                  (3.2)         3.9         0.6         3.8
    Provision (benefit) for income taxes           (0.4)         0.5         0.1         0.5
                                                  -----        -----       -----       -----
Net income (loss)                                  (2.8)         3.4         0.5         3.3
                                                  =====        =====       =====       =====


Total Revenues

        Total revenues increased 17.5% from $75.4 million for the three months ended October 31, 1997 to $88.6 million for the three months ended October 31, 1998. Total revenues increased 56.1% from $140.1 million for the six months ended October 31,1997 to $218.7 million for the six months ended October 31, 1998. This increase in total revenues for the three and six month periods was primarily due to an increase in sales volume from existing and new customers and the addition of $15.2 million of revenue derived from the provision of logistics services to Netgear (a division of Nortel Networks). Logistics services revenue consists of sales to customers of product that is purchased from a supplier (often designated by such customer), and then is tested, configured and packaged for distribution to the end user or retailer. In addition, the Company's logistics services consists of order management and call center support to the end user or retailer on behalf of a customer.

        The Company's largest customers during the three months ended October 31, 1998 were Maxtor, Nortel Networks and Matrox Graphics, Inc., with sales accounting for approximately 30.5%, 29.5%, and 17.8% of total revenues, respectively. The Company's largest customers during the six months ended October 31, 1998 were Maxtor, Nortel Networks and Diamond Multimedia Systems, Inc. ("Diamond"), with sales accounting for approximately 27.0%, 23.5% and 20.4% of total revenues, respectively. The Company currently expects future orders from Maxtor, Matrox and Diamond to grow from the levels obtained in the three months ended October 31, 1998 however, due to demand volatility for some of these customers' products, particularly those in the computer peripherals industry, there can be no assurance that continued levels of volumes and associated revenues will continue in the foreseeable future.

Gross Profit

        Gross profit for the three months ended October 31, 1998 decreased to $2.8 million from $7.4 million for the three months ended October 31, 1997. Gross margin (gross profit as a percentage of total revenues) decreased to 3.2% from 9.8% for the same periods. Gross profit for the six months ended October 31, 1998 decreased to $11.6 million from $13.7 million for the six months ended October 31, 1997. Gross margin for the same periods decreased to 5.3% from 9.8%. Gross profit and gross margin for the three month and six month periods ended October 31, 1998 were negatively impacted by the reserve of $1.6 million primarily for inventory balances held for Syquest, which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on November 17, 1998. In addition, 58.0% of total sales in the three and six months ended October 31, 1998 were to customers in the computer peripherals industry. These sales tend to generate lower gross margins. Also, in the six months ended October 31, 1998 $27.0 million in revenues were derived from logistics services which generate lower gross margins. Finally, the downturn in the Asian economic condition in recent months has resulted in significant excess capacity in many Asia-based contract manufacturers and increased pricing pressures in that region. Furthermore, reduced orders from two of the Company's customers during the three months ended October 31, 1998 resulted in the Company experiencing additional excess capacity. Such excess capacity has resulted in a further negative impact on gross margins.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 55.1% from $3.2 million for the three months ended October 31, 1997 to $5.0 million for the three months ended October 31, 1998. Selling, general and administrative expenses increased 52.1% from $5.9 million for the six months ended October 31, 1997 to $8.9 million for the six months ended October 31, 1998. These increases in absolute dollars for the three months ended October 31, 1998 and the six months ended October 31, 1998 were primarily the result of an increase in the Company's bad debt reserve by $1.3 million to cover accounts receivable balances owed to the Company by Syquest which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on November 17, 1998, and to a lesser extent, increased administrative expenses in Hong Kong and the United States related to expanding operations and the implementation of a new enterprise resource planning system.

Net Interest Expense

        Net interest expense decreased from $1.2 million in the three months ended October 31, 1997 to $0.7 million in the three months ended October 31, 1998 and decreased from $2.5 million in the six months ended October 31, 1997 to $1.3 million for the six months ended October 31, 1998. These decreases in net interest expense during the three and six months ended October 31, 1998 were primarily due to the repayment of the Maxtor Notes upon completion of the Company's initial public offering in October 1997, and a reduction in financing related interest expense, offset in part by increased bank borrowings.

Provision for Income Taxes

        The Company's income tax provision for the three and six months ended October 31, 1998 and the three and six months ended October 31, 1997 was computed using an effective tax rate of 14.0%. This rate is based upon the Company's estimation of its geographic distribution of income for fiscal years 1998 and 1999. This rate is lower than the United States Federal statutory rate of 35.0% due primarily to the fact that income generated by the Company's foreign operations is subject to lower or no foreign income taxes.


LIQUIDITY AND CAPITAL RESOURCES

        Prior to June 1996, the Company was a wholly-owned subsidiary of Maxtor and funded its operations through cash provided by operations and intercompany financing provided by Maxtor. Since the Recapitalization, the Company has funded its working capital needs and capital expenditures through proceeds of the initial public offering, borrowings under its credit facility and cash provided by operations. At October 31, 1998, the Company's principal sources of liquidity consisted of its cash and cash equivalents provided by operations and available borrowings under the Company's credit facilities.

        During the six months ended October 31, 1998, cash generated by operating activities was $13.1 million. During the six months ended October 31, 1997 $8.2 million of cash was consumed by operating activities. Cash generated from operations in the six months ended October 31, 1998 was primarily attributable to increases in accounts payable and decreases in inventory, offset in part by increased levels of accounts receivable.

        Cash used in investing activities for the six months ended October 31, 1998 and the six months ended October 31, 1997 was $9.5 million and $6.5 million respectively. The investing activity in both periods was related primarily to the purchase of equipment and leasehold improvements associated with expanding the Company's operations in Thailand, China and the United States.

        During the six months ended October 31, 1998, the Company generated $2.8 million from financing activities. This includes $0.8 million of net proceeds from the issuance of Class A common stock under the Company's various employee stock benefit plans during the period and $2.0 million in additional borrowings from its line of credit. During the six months ended October 31, 1997, the Company generated $32.5 million from financing activities. This included $52.5 million of net proceeds from the issuance of Class A common stock in its IPO offset in part by a repayment of $20 million of subordinated debt owed to Maxtor.

         At March 31, 1998, the Company established a new committed line of credit with Union Bank of California, N.A. and The First National Bank of Boston, N.A., that, subject to certain limitations, provides up to $30.0 million of borrowing capacity to fund working capital and capital expenditures. In July 1998, the Company increased the availability under the line from $30 million to $40 million. Availability under this line is restricted to a percentage of qualified accounts receivable. The level of qualified accounts receivable at October 31, 1998 was sufficient to allow full usage of the line. This line is secured by a pledge of the stock of certain indirect subsidiaries of the Company. This line of credit expires March 31, 2000. At October 31, 1998, borrowings under the line of credit were $8.0 million, compared to $6.0 million at April 30, 1998. At October 31, 1998 the effective interest rate under the line of credit was approximately 6.5%.

        The line of credit requires the Company to comply with certain financial conditions, including minimum level of profitability and tangible net worth, minimum financial ratios including a current assets to current liabilities ratio, earnings before interest expense and income tax to interest expense ratios, and a maximum ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization expenses. The line of credit also imposes certain restrictions, including limits on amounts attributable to capital leases, performance bonds, permitted investments, dividends, employee loans, prepayments of other indebtedness, and capital expenditures. For the quarter ended October 31, 1998, the Company was in compliance with all such financial covenants and restrictions except for the covenant which requires that the Company maintain a minimum level of profitability. The Company has obtained a waiver from its lender group of the financial covenant requiring profitable operations for the quarter ended October 31, 1998.

        The Company's future liquidity and cash requirements will depend upon many factors, including the level of its operations, the degree and pace of expansion or acquisition of facilities and adoption of new manufacturing technology, and the mix of revenues derived from consignment and turnkey operations. The Company anticipates that its planned purchases of capital equipment for fiscal 1999 will aggregate approximately $25.0 million, of which approximately $9.5 million have been made as of October 31, 1998. The Company believes that funds available under its line of credit and any cash generated from operations will be sufficient to fund its currently anticipated working capital, capital expenditure and debt service requirements for fiscal 1999. Nonetheless, in the event that the Company experiences significant continued growth, the Company may need to finance such growth and any corresponding working capital needs, with additional public and private offerings of debt or equity securities. There can be no assurance as to the availability of such financing or, if available, the terms thereof.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        In addition to the other information in this report on Form 10-Q and to the information contained on the Company's and Celestica's recent filings with the SEC, the following are important factors that should be carefully considered in evaluating the Company and its business.

Risks Related to the Merger

        Various risks related to the Merger with Celestica could have a material adverse effect on the Company's business and results of operations. Among other things, the Merger will not achieve its anticipated benefits unless Celestica can successfully integrate the Company's operations into its business in a timely manner. Expansion causes strain on Celestica's infrastructure, including its managerial, technical, financial and other resources. Celestica may experience certain inefficiencies as it integrates the Company and other new operations into its business and manages geographically dispersed operations. We cannot assure you that Celestica will be able to manage its expansion effectively, and a failure to do so could materially and adversely affect Celestica and the Company. Furthermore the Company cannot assure you that its customers would continue to utilize the Company's services at levels consistent with their current or historical utilization, or that customers will not defer their decision to use the Company's services as they evaluate the Merger. However, Celestica and the Company could be materially adversely affected if facilities acquired by Celestica, including the Company's facilities, do not achieve growth sufficient to offset increased expenditures associated with Celestica's expansion. In addition, the Company expects to incur significant expenses in connection with the proposed Merger, whether or not it is consummated. [If the Merger is not consummated, such expenses, which may include the "break up" fees described in the section entitled "Recent Developments" above, could materially and adversely affect the Company's results of operations.]

        In addition, at the time of the merger, each outstanding share of common stock of the Company ("IMS Common Stock") will be converted into the right to receive 0.40 of a Subordinate Voting Share of Celestica (a "Subordinate Voting Share") or, at the election of the holder of such shares, $7.00 in cash (the "Cash Consideration"), subject to pro-ration. Because both the Cash Consideration and the Exchange Ratio are fixed, they will not increase or decrease due to fluctuations in the market price of the common stock of either Celestica or the Company. The specific value of the stock consideration to be received by IMS stockholders in the Merger will depend on the market price of the Subordinate Voting Shares at the time of the Merger. Subordinate Voting Shares and IMS Common Stock have historically been subject to substantial price volatility. We expect that the market prices of Subordinate Voting Shares and IMS Common Stock will continue to fluctuate before the time of the Merger.

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

        The Company's business has experienced and is expected to continue to experience significant seasonality due to, among other things, the slowdown during the summer months, which historically has occurred in the electronics industry. In addition, the market segments served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company occasionally experiences constraints in production capacity around national holidays in Thailand and China. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in variations in the price of the Class A Common Stock. In future periods, the Company's total revenues or results of operations may be below the expectations of public market analysts and investors; in such event, the price of the Class A Common Stock would likely be materially adversely affected.

Customer Concentration; Dependence on Certain Industries

        For fiscal 1996, fiscal 1997, fiscal 1998 and for the six months ended October 31, 1998, Maxtor accounted for approximately 83.1%, 48.6%, 41.5% and 27.0% of total revenues, respectively, and Nortel Networks accounted for approximately 1.6%, 31.3%, 36.5% and 23.5% of the Company's total revenues, respectively. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its total revenues. There can be no assurance that the Company's principal customers will continue to purchase services from the Company at current levels, or at all. In the past, certain of the Company's customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the manufacturing services ordered from the Company. Significant reductions in sales to any of the Company's principal customers, or the loss of any one or more major customers, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has no long-term volume purchase commitments from any customers other than Maxtor. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are accentuated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. Accordingly, the Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the computer peripherals, data communications and telecommunication markets. The industry is cyclical and has historically experienced periods of oversupply and varying growth rates resulting in reduced demand and pricing pressures on computer peripherals products. Any factors adversely affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Maxtor Corporation - Business Risks; Affiliation

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

Management of Growth and Expanded Operations

        During fiscal 1997, fiscal 1998 and through the six months ended October 31, 1998, the Company experienced a period of rapid expansion through both internal growth and acquisition. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial and operational controls, develop additional executive officers and hire qualified personnel. Continued growth will also require increased investments to add manufacturing capacity and to enhance management information systems. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Year 2000 Compliance

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in just over one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. All aspects of operations at any company including manufacturing, finance, shipping and even such areas as security systems could be negatively impacted.

        The Company has preliminarily evaluated its level of exposure to the risks and costs associated with Year 2000 problems and has categorized its analysis into four majors areas: information systems, equipment, suppliers and customers. IMS has identified that of its information systems only its manufacturing and financial applications software is not Year 2000 compliant. In light of this the Company is currently implementing ERP software licensed from SAP America, Inc. With the installation of this software system which is expected to occur in early 1999, the Company believes that all of its critical business systems will be Year 2000 compliant. The Company expects to spend a total of $4 to $5 million on the project, a portion of which would relate to newly purchased systems and would be capitalized. The Company has also identified which of its network and communications equipment are not Year 2000 compliant and expects to have any corrections made by the first half of calendar 1999. The Company is currently conducting a survey to determine which of its manufacturing equipment is not Year 2000 compliant and expects to complete the survey and begin correcting any problems in early 1999. Once the project is successfully completed the Company anticipates no disruptions in the manufacturing services it provides to its customers as a result of Year 2000 problems; however, no assurance can be given that such updates will be fully completed in a timely manner, that the cost will not become material or that such disruptions will not occur. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. To date the Company has not assessed the magnitude, if any, of these issues although it has initiated a survey of its suppliers and customers which it expects to complete by the end of its fiscal year. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance by the Company or its major suppliers, customers and vendors could impact the Company's ability to procure material, manufacture, invoice customers or pay suppliers and therefore could materially adversely affect the Company's business, financial condition and results of operations. At this time the Company has not developed a contingency plan.


Concentration of Stock Ownership

        As of October 31, 1998, the current directors and executive officers of the Company and their respective affiliates beneficially owned in the aggregate approximately 80.0% of the Company's outstanding shares of Common Stock (including shares issuable pursuant to stock options which may be exercised within 60 days of October 31, 1998). As a result, such persons, acting together, would have the ability to approve or disapprove significant corporate transactions. In addition, the Company's board of directors has the authority to issue up to 10,000,000 shares of undesignated preferred stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated preferred stock, and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The concentration of ownership and the issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

INTERNATIONAL MANUFACTURING SERVICES, INC.

Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

         None

Item 2:  Changes in Securities

         None

Item 3:  Defaults upon Senior Securities

         None

Item 4:  Submission of Matters to Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on September 16, 1998, the following matters were acted upon by the stockholders of the Company:

         1. The election of Directors of the Company to hold office until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified:

         Robert G. Behlman
                Shares in Favor                              15,163,280
                Shares Withheld                                 256,770

         William J. Almon
                Shares in Favor                              15,412,320
                Shares Withheld                                   7,730

         Dixon R. Doll
                Shares in Favor                              15,412,290
                Shares Withheld                                   7,760

         John A. Downer
                Shares in Favor                              15,413,320
                Shares Withheld                                   6,730

         Fredric W. Harman
                Shares in Favor                              15,413,320
                Shares Withheld                                   6,730

         Mark Rossi
                Shares in Favor                              15,397,203
                Shares Withheld                                  22,847

         J. Larry Smart
                Shares in Favor                              15,413,320
                Shares Withheld                                   6,730

         Paul J. Tufano
                Shares in Favor                              15,413,320
                Shares Withheld                                   6,730

         2. The approval of the amendment to the Company's 1997 Employee Stock Purchase Plan to provide for an annual automatic share replenishment feature:

               Shares in Favor           11,109,547
               Shares Against             1,123,880
               Shares Abstained              16,180
               No Vote                            0

         3. The ratification of the appointment of PricewaterhouseCoopers LLP as the Independent Auditors of the Company for the fiscal year ending April 30, 1999:

               Shares in Favor           15,416,993
               Shares Against                 2,000
               Shares Abstained               1,057
               No Vote                            0

         The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 16,054,904, and at least 15,420,050 shares of Common Stock were present in person or represented by proxy at the Annual Meeting.

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report

          27.01 Financial Data Schedule

         (b) The Company filed a Form 8-K on November 9, 1998 in connection with the merger with Celestica Inc.

INTERNATIONAL MANUFACTURING SERVICES, INC.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  11-30-1998            INTERNATIONAL MANUFACTURING SERVICES, INC.
                             (Registrant)


                             By: /s/ Nathan Kawaye
                                ---------------------------------------
                                 Nathan Kawaye
                                 Senior Vice President, Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit 27.01       Financial Data Schedule